Form 10-Q
period 1995-04-02
SILICONIX INC
filed 1995-05-16
CIK 90283

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549
                               -------------------

                                    FORM 10-Q
(Mark One)
     /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 1995

                                       OR

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File Number 0-3698

                             SILICONIX INCORPORATED
             (Exact name of registrant as specified in its charter)

                Delaware                               94-1527868
      (State or other jurisdiction                  (I.R.S. Employer
            of incorporation                       Identification No.)
            or organization)

               2201 Laurelwood Road, Santa Clara, California 95056
                    (Address of principal executive offices)

        Registrant's telephone number including area code (408) 988-8000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X     No
                                       --       --

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  Yes  X     No
                                       --        --

     Indicate the number of shares outstanding of each of the registrant's classes of common stock:

     Common stock, $0.01 par value -- 9,959,680 outstanding shares as of May 15, 1995.

                             SILICONIX INCORPORATED

                         TABLE OF CONTENTS TO FORM 10-Q


Part I.   Financial Information                                         Page No.

Item 1    Financial Statements (Unaudited)

            Condensed consolidated statements of
            operations for the three months
            ended April 2, 1995 and
            April 3, 1994                                                    3

            Condensed consolidated balance sheets as
            of April 2, 1995 and December 31, 1994                           4

            Condensed consolidated statements of cash flows
            for the three months ended April 2, 1995 and
            April 3, 1994                                                    5

            Notes to condensed consolidated
            financial statements                                             6

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    7-8


Part II.  Other Information

           Signature                                                         9

PART I.    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             SILICONIX INCORPORATED

                  CONDENSED CONSOLIDATED  STATEMENTS OF INCOME
                                   (Unaudited


- ------------------------------------------------------------------------
(Dollars in thousands                                 3 Months Ended
except per share amounts)
                                                   April 2,    April 3,
                                                     1995        1994
- ------------------------------------------------------------------------

Net sales                                          $51,349     $42,470
Cost of sales                                       32,073      25,178
                                                  --------------------
Gross profit                                        19,276      17,292
Research and development                             4,303       4,021
Selling, marketing and administration               11,488      10,946
                                                  --------------------
Operating income                                     3,485       2,325
Interest expense                                       646         391
Other (income) expense - net                          (192)         82
                                                  --------------------
Income before taxes                                  3,031       1,852
Income taxes                                           497         225
                                                  --------------------
Net income                                          $2,534      $1,627
                                                  --------------------
                                                  --------------------


Per share amounts:
  Net income                                         $0.25       $0.16
                                                  --------------------
                                                  --------------------


Shares used to compute earnings per share            9,960       9,960
                                                  --------------------
                                                  --------------------



See accompanying notes to condensed consolidated financial statements.

                             SILICONIX INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


- ------------------------------------------------------------------------------
                                                     April 2,     December 31,
                                                       1995          1994
- ------------------------------------------------------------------------------
                                                         (000's omitted)
Assets
- ------------------------------------------------------------------------------

Current assets:
  Cash and equivalents                                $7,573        $10,743
  Accounts receivable, less allowances                30,989         30,379
  Accounts receivable from affiliates                  6,831          5,312
  Inventories                                         31,428         31,033
  Other current assets                                 7,115          5,456
                                                    -----------------------
    Total current assets                              83,936         82,923
                                                    -----------------------


Property, plant and equipment, at cost:
  Land                                                   279            279
  Buildings and improvements                          34,882         34,633
  Machinery and equipment                            144,849        142,641
                                                    -----------------------
                                                     180,010        177,553
  Less accumulated depreciation                     (111,122)      (109,641)
                                                    -----------------------
    Net property, plant and equipment                 68,888         67,912
                                                    -----------------------
Other assets                                           4,952          4,200
                                                    -----------------------
    Total assets                                    $157,776       $155,035
                                                    -----------------------
                                                    -----------------------


Liabilities and Shareholders' Equity
- ------------------------------------------------------------------------------

Current liabilities:
  Current portion of debt obligations                   $584           $612
  Accounts payable                                    16,825         15,194
  Accounts payable to affiliates                       4,473          4,980
  Accrued payroll and related compensation             6,365          7,752
  Accrued liabilities                                 18,759         19,781
                                                    -----------------------
    Total current liabilities                         47,006         48,319

Long-term related party debt                          34,570         34,570
Long-term debt, less current portion                   6,500          6,264
                                                    -----------------------
    Total liabilities                                 88,076         89,153
                                                    -----------------------

Shareholders' equity:
  Common stock                                           100            100
  Additional paid-in-capital                          59,224         59,193
  Retained earnings                                    9,871          7,337
  Accumulated translation adjustments                    505           (748)
                                                    -----------------------
    Total shareholders' equity                        69,700         65,882
                                                    -----------------------
    Total liabilities and shareholders' equity      $157,776       $155,035
                                                    -----------------------
                                                    -----------------------

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



See accompanying notes to condensed consolidated  financial statements.

                             SILICONIX INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


- ------------------------------------------------------------------------------
                                                          3 Months Ended
                                                      April 2,       April 3,
                                                       1995           1994
- ------------------------------------------------------------------------------
                                                        (000's omitted)


Cash flows from operating activities:
Net income                                            $2,534         $1,627
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                       3,009          2,859
    Loss on disposal of property, plant and
     equipment                                            --             12
    Other non-cash expenses                              236              3
    Changes in:
      Accounts receivable                             (1,988)         3,358
      Inventories                                        276         (2,622)
      Other current assets                            (1,719)           512
      Accounts payable                                   990           (986)
      Accrued liabilities                             (2,033)         1,396
                                                      ---------------------
Net cash provided by operating activities              1,305          6,159
                                                      ---------------------

Cash flows from investing activities:
Purchase of property, plant and equipment             (3,772)        (7,581)
Purchase of other assets                                (859)        (1,103)
                                                      ---------------------
Net cash used in investing activities                 (4,631)        (8,684)
                                                      ---------------------


Cash flows from financing activities:
Proceeds from sale of restricted common stock             31             39
Repayment of  debt                                       (28)          (204)
                                                      ---------------------
Net cash provided by (used) in financing activities        3           (165)
                                                      ---------------------


Effect of exchange rate changes on
 cash and equivalents                                    153           (163)
                                                      ---------------------
Net decrease in cash
 and equivalents                                      (3,170)        (2,853)


Cash and equivalents:
Beginning of period                                   10,743          8,609
                                                      ---------------------
End of period                                         $7,573         $5,756
                                                      ---------------------
                                                      ---------------------



See accompanying notes to condensed consolidated  financial statements.

                             SILICONIX INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1.        BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the consolidated condensed financial statements appearing herein contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for, and as of the end of, the periods indicated therein. These statements should be read in conjunction with the Company's December 31, 1994 consolidated financial statements and notes thereto. The results of operations for the first three months of 1995 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.        INVENTORIES

     The components of inventory consist of the following:


                                           April 2,     December 31,
                                             1995           1994
                                           --------     ------------
                                               (000's omitted)

     Finished goods                        $ 4,170        $ 6,886
     Work-in-process                        20,546         20,625
     Raw materials                           6,712          3,522
                                           -------        -------
                                           $31,428        $31,033
                                           -------        -------
                                           -------        -------


NOTE 3.        CONTINGENCIES

     The Company is party to two environmental proceedings. The first involves property that the Company vacated in 1972. The California Regional Water Quality Board issued a cleanup and abatement order to both the Company and the current owner of the property. The Company subsequently reached a settlement of this matter with the current owner in which the current owner indemnifies the Company against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the site, including liability arising out of the current cleanup and abatement order. The second proceeding involves the Company's current facility in Santa Clara. The Company is currently engaged in certain remedial action.

     In management's opinion, based on discussion with legal counsel and other considerations, the ultimate resolution of the above-mentioned matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company is engaged in discussions with various other parties regarding patent licensing and cross patent licensing issues. In the opinion of management, the outcome of these discussions will not have a material adverse effect on the financial position or overall trends in the result of operations of the Company.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net sales increased 21% in the first quarter of 1995 to $51.3 million, up $8.9 million over the first quarter of 1994. Power MOSFETs and Power ICs accounted for 66% of net sales (26% growth over the comparable period in 1994) while integrated circuits and low power discretes experienced more modest sales growth. From a geographic perspective, sales to customers in Europe increased to $15.1 million, a 54% increase from the comparable period in 1994. Additionally, the Company's commitment to the Asia-Pacific market was rewarded in Japan, where sales improved 33% over the comparable period in 1994.

     Siliconix's gross profit as a percentage of sales was 37.5% in the first quarter of 1995 as compared to 40.7% in the first quarter of 1994. The gross profit percentage for the first quarter of 1995 is consistent with the prior three quarters of operations. The first quarter of 1994 was favorably impacted by the mix of product shipments and unusually favorable factory production.

     Research and development expenditures increased 7.0% in the first quarter of 1995 to $4.3 million, up $.3 million over the first quarter of 1994. The increase reflects the Company's continued focus on investing in technology, package, and product development.

     Selling, marketing, and administrative expenses, as a percentage of net sales, has decreased from 25.8% in the first quarter of 1994 to 22.4% in the comparable period in 1995. This improvement is the result of normalized spending in the first quarter of 1995 as compared to the same period in 1994 which contained certain costs associated with the implementation of the Company's worldwide information system.

     Other income and expense for the first three months of 1994 includes a $.2 million loss related to the sale of the Company's United Kingdom Swansea facility which was closed for operations in 1991.

     Interest expense increased 65.2% in the first quarter of 1995 to $.6 million, up $.3 million over the first quarter of 1994. The increase is the result of higher short-term market interest rates during the first quarter of 1995 as compared to the same period in 1994.

     Income tax expense increased in the first quarter of 1995 to $.5 million, up $.3 million over the first quarter of 1994. Tax expense for the first three months of 1995 as compared to the first three months of 1994 increased as a result of the reduction in net operating loss carryforwards available in 1995.





LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operations were $1.3 million for the three-month period ended April 2, 1995 as compared to $6.2 million in the comparable period of 1994. Cash and equivalents decreased by $3.2 million at the end of the first three months of 1995 compared to December 31, 1994 due mainly to cash used by investing activities being higher than cash provided by operations. 1995 operating cash flows are expected to be sufficient to fund operations, investments, and research and development.


                                     7 of 9

     Accounts receivable increased 5.9% from December 31, 1994 primarily as a result of the increase in percentage of European sales in the first quarter of 1995 which changed the geographic mix of outstanding trade accounts receivable
balances.   European customers customarily carry longer payment terms than customers located in the U.S. or Asia-Pacific.

     Capital expenditures were $3.8 million in the first three months of 1995. These related mostly to additions for plant capacity expansion and regulatory compliance. 1995 capital expenditures are expected to exceed the 1994 annual level of $25.0 million.

     Current liabilities decreased by 2.7% at April 2, 1995 as compared to December 31, 1994. The decrease can be attributed to certain liabilities which are paid only once a year, typically during the first quarter.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SILICONIX INCORPORATED




Date: May 15, 1995                      By: Juergen F. Biehn
                                            ----------------

                                            Juergen F. Biehn
                                            Vice President and
                                            Chief Financial Officer