Form 10-Q
period 1995-07-02
SILICONIX INC
filed 1995-08-14
CIK 90283

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549
                               -------------------

                                    FORM 10-Q
(Mark One)
     X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
    ---                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 1995

                                       OR

    ---          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                          Commission File Number 0-3698

                             SILICONIX INCORPORATED
             (Exact name of registrant as specified in its charter)

             Delaware                                         94-1527868
   (State or other jurisdiction                           (I.R.S. Employer
        of incorporation                                 Identification No.)
        or organization)

               2201 Laurelwood Road, Santa Clara, California 95054
                    (Address of principal executive offices)

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

                                Yes  X     No
                                    ---       ---

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes  X     No
                                    ---       ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock:

     Common stock, $0.01 par value -- 9,959,680 outstanding shares as of August 15, 1995.

                             SILICONIX INCORPORATED

                         TABLE OF CONTENTS TO FORM 10-Q

Part I.      Financial Information                                      Page No.

Item 1       Financial Statements (Unaudited)

               Condensed consolidated statements of
               operations for the three months and six
               months ended July 2, 1995 and
               July 3, 1994                                                3

               Condensed consolidated balance sheets as
               of July 2, 1995 and December 31, 1994                       4

               Condensed consolidated statements of cash flows
               for the six months ended July 2, 1995 and July 3, 1994      5

               Notes to condensed consolidated
               financial statements                                        6

Item 2       Management's Discussion and Analysis of
             Financial Condition and Results of Operations               7-8


Part II.     Other Information

Item 4       Submission of Matters to a Vote of Security Holders           9


              Signature                                                   10


PART I.   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             SILICONIX INCORPORATED

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


-----------------------------------------------------------------------------------------------------
(Amounts in thousands                            3 Months Ended                   6 Months Ended
except per share amounts)
                                                  July 2,     July 3,             July 2,     July 3,
                                                   1995        1994                1995        1994

-----------------------------------------------------------------------------------------------------


Net sales                                        $61,125     $51,725            $112,474     $94,195
Cost of sales                                     38,216      32,780              70,289      57,958
                                             --------------------------------------------------------
Gross profit                                      22,909      18,945              42,185      36,237
Research and development                           4,937       3,926               9,240       7,947
Selling, marketing and administration             12,045      11,137              23,533      22,083
                                             --------------------------------------------------------
Operating income                                   5,927       3,882               9,412       6,207
Interest expense                                     621         543               1,267         934
Other (income) expense - net                        (126)        265                (318)        347
                                             --------------------------------------------------------
Income before taxes                                5,432       3,074               8,463       4,926
Income taxes                                         890         225               1,387         450
                                             --------------------------------------------------------
Net income after taxes                            $4,542      $2,849              $7,076      $4,476
                                             --------------------------------------------------------
                                             --------------------------------------------------------


Per share amounts:
 Net income                                        $0.46       $0.29               $0.71       $0.45
                                             --------------------------------------------------------
                                             --------------------------------------------------------


Shares used to compute earnings per share          9,960       9,960               9,960       9,960
                                             --------------------------------------------------------
                                             --------------------------------------------------------



See accompanying notes to condensed consolidated financial statements.

                             SILICONIX INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS



-----------------------------------------------------------------------------------------------------
                                                                                July 2,   December 31,
                                                                                 1995        1994

-----------------------------------------------------------------------------------------------------
                                                                                  (000's omitted)
Assets

-----------------------------------------------------------------------------------------------------

Current assets:
  Cash and equivalents                                                          $11,100      $10,743
  Accounts receivable, less allowances                                           35,686       30,379
  Accounts receivable from affiliates                                             7,730        5,312
  Inventories                                                                    28,047       31,033
  Other current assets                                                            7,252        5,456
                                                                             ------------------------
    Total current assets                                                         89,815       82,923
                                                                             ------------------------


Property, plant and equipment, at cost:
  Land                                                                              279          279
  Buildings and improvements                                                     35,574       34,633
  Machinery and equipment                                                       150,077      142,641
                                                                             ------------------------
                                                                                185,930      177,553
  Less accumulated depreciation                                                (113,485)    (109,641)
                                                                             ------------------------
    Net property, plant and equipment                                            72,445       67,912
                                                                             ------------------------
Other assets                                                                      4,834        4,200
                                                                             ------------------------
    Total assets                                                               $167,094     $155,035
                                                                             ------------------------
                                                                             ------------------------


Liabilities and Shareholders' Equity
-----------------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of debt obligations                                              $584         $612
  Accounts payable                                                               13,121       15,194
  Accounts payable to affiliates                                                  7,082        4,980
  Accrued payroll and related compensation                                        8,411        7,752
  Accrued liabilities                                                            22,709       19,781
                                                                             ------------------------
    Total current liabilities                                                    51,907       48,319

Long-term related party debt                                                     34,570       34,570
Long-term debt, less current portion                                              6,642        6,264
                                                                             ------------------------
    Total liabilities                                                            93,119       89,153
                                                                             ------------------------

Shareholders' equity:
  Common stock                                                                      100          100
  Additional paid-in-capital                                                     59,256       59,193
  Retained earnings                                                              14,413        7,337
  Accumulated translation adjustments                                               206         (748)
                                                                             ------------------------
    Total shareholders' equity                                                   73,975       65,882
                                                                             ------------------------
    Total liabilities and shareholders' equity                                 $167,094     $155,035
                                                                             ------------------------
                                                                             ------------------------


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

                             SILICONIX INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


-----------------------------------------------------------------------------------------------------
                                                                                  6 Months Ended
                                                                                July 2,     July 3,
                                                                                 1995        1994
-----------------------------------------------------------------------------------------------------
                                                                                   (000's omitted)
Cash flows from operating activities:
Net income                                                                       $7,076       $4,476
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                                                  6,255        5,706
    Loss on disposal of property, plant and equipment                               -            136
    Other non-cash (income) and expenses                                            378          (22)
    Changes in:
      Accounts receivable                                                        (7,685)      (6,470)
      Inventories                                                                 4,036         (123)
      Other current assets                                                       (1,446)        (539)
      Accounts payable                                                             (163)       3,155
      Accrued liabilities                                                         3,552        6,080
                                                                             ------------------------
Net cash provided by operating activities                                        12,003       12,399
                                                                             ------------------------

Cash flows from investing activities:
Purchase of property, plant and equipment                                       (10,318)     (13,308)
Purchase of other assets                                                         (1,375)      (1,234)
                                                                             ------------------------
Net cash used in investing activities                                           (11,693)     (14,542)
                                                                             ------------------------


Cash flows from financing activities:
Proceeds from sale of restricted common stock                                        63           39
Repayment of long-term debt                                                         (28)        (320)
                                                                             ------------------------
Net cash provided by (used in) financing activities                                  35         (281)
                                                                             ------------------------



Effect of exchange rate changes on
  cash and equivalents                                                               12         (165)
                                                                             ------------------------
Net increase (decrease) in cash
  and equivalents                                                                   357       (2,589)


Cash and equivalents:
Beginning of period                                                              10,743        8,609
                                                                             ------------------------
End of period                                                                   $11,100       $6,020
                                                                             ------------------------
                                                                             ------------------------


See accompanying notes to condensed consolidated  financial statements.

                             SILICONIX INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1.        BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, the consolidated condensed financial statements appearing herein contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for, and as of the end of, the periods indicated therein. These statements should be read in conjunction with the Company's December 31, 1994 consolidated financial statements and notes thereto. The results of operations for the first six months of 1995 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.        INVENTORIES

       The components of inventory  consist of the following:

                              July 2,             December 31,
                                1995                 1994
                              -------              ---------
                                    (000's omitted)

       Finished goods         $ 4,801                $ 6,886
       Work-in-process         19,521                 20,625
       Raw materials            3,725                  3,522
                              -------                -------
                              $28,047                $31,033
                              -------                -------
                              -------                -------


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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

       Net sales for the second quarter of 1995 increased 19% compared to the first quarter of 1995 and 18% against the second quarter of 1994. Much of this growth was due to strength in Power MOSFET products which increased from 54% of total revenues in the second quarter of 1994 to 59% of total revenues in the second quarter of 1995. In Japan, net sales for the second quarter of 1995 grew over 90% compared to the second quarter of 1994. Japan accounted for 11% of total revenues in the second quarter of 1995 vs 7% in the second quarter of 1994. Sales for the first six months of 1995 increased 19% compared to the first six months of 1994.

       Gross profit for the second quarter of 1995 was consistent at 37.5% of revenues against the first quarter of 1995. Gross profit as a percentage of revenues for the second quarter of 1995 increased 1% compared to the second quarter of 1994 due to improved product mix. Gross Profit for the first six months of 1995 increased 16% compared to the first six months of 1994. This increase was driven by higher revenues.

       Research and development for the second quarter of 1995 remains at about 8% of second quarter revenues due to continued investment in Power IC and Power MOSFET products. Research and development as a percentage of revenues for the first six months of 1995 was consistent with the first six months of 1994.

       Selling, marketing, and administration expenses for the second quarter of 1995 declined to 20% of revenues compared to 22% in the first quarter of 1995 and second quarter of 1994 due to higher revenues combined with a relatively stable cost structure. Although higher selling and marketing costs were incurred due to increased revenues, costs did not increase at the same rate as revenue. Administration costs were flat. Selling, marketing and administration expenses for the first six months of 1995 increased 7% compared to the first six months of 1994.

       Interest expense increased 36% in the first six months of 1995 to $1.3 million, up $.3 million over the first six months of 1994. The increase is the result of higher short-term market interest rates during the first six months of 1995 as compared to the same period in 1994.

       Other income for the first six months of 1995 was $.3 million as compared to other expense of $.3 million for the first six months of 1994. Other income for the first six months of 1995 is comprised mainly of interest income whereas other expense for the first six months of 1994 was comprised mainly of losses on disposal of assets which were of a non-recurring nature.

       Income tax expense increased in the second quarter of 1995 to $.9 million, up $.7 million over the second quarter of 1994. Tax expense for the first six months of 1995 as compared to the first six months of 1994 increased as a result of the reduction in net operating loss carryforwards available in 1995 and the increase in earnings before tax.

LIQUIDITY AND CAPITAL RESOURCES

       Cash flows from operations were $12.0 million for the six-month period ended July 2, 1995 as compared to $12.4 million in the comparable period of 1994. Cash and equivalents increased by $.4 million from December 31,1994 due to cash from operations exceeding cash used by investing and financing activities. 1995 operating cash flows are expected to be sufficient to fund operations, investments, research and development.

       Accounts receivable increased $5.3 million or 17.5% from December 31, 1994 solely as a result of strong sales during the first half of 1995. Strong sales in Europe during the first half account for a large portion of this increase due to the longer payment terms typically afforded European customers.

       Inventories decreased $3.0 million or 9.6% from December 31,1994 due mainly to the increase in sales and high demand for the Company's semiconductor products during the first six months of 1995.

       Capital expenditures were $10.3 million in the first six months of 1995. These related mostly to additions for plant capacity expansion and regulatory compliance. 1995 capital expenditures are expected to exceed the 1994 annual level of $25.0 million.

       Current liabilities increased $3.6 million or 7.4% from December 31, 1994. This increase is due to timing of payments and the increase in business during the first half of 1995.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The registrant's Annual Meeting of Shareholders was held on June 2, 1995.

        (b)  Not applicable.

        (c) There were three matters voted on at the Meeting. A brief description of each of these matters, and the results of the votes thereon, are as follows:


             1.  Election of Directors

                  Nominee             For                Abstain
                  -------             ---                -------
             Hanspeter Eberhardt    9,654,768             16,329
             Richard Kulle          9,661,773              9,324
             Frank Maier            9,654,812             16,285
             Gustav Muehlschlegel   9,654,768             16,329
             Robert Wehrli          9,660,963             10,174
             Peter Westrick         9,448,099             16,329

             2. Ratification of the appointment of KPMG Peat Marwick LLP as the registrant's auditors for the fiscal year ending December 31, 1995

                                                               Broker
                  For             Against     Abstain         Nonvotes
                  ---             -------     -------         --------
                  9,655,520        12,944      2,633           -0-

             3. Shareholder proposal to establish senior management stock option plan

                                                               Broker
                  For             Against     Abstain         Nonvotes
                  ---             -------     -------         --------
                  157,984         8,895,944    29,084         588,085


        (d)  Not applicable.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    SILICONIX INCORPORATED




Date: August 15, 1995                               By:  /s/Juergen F. Biehn
                                                         -------------------


                                                         Juergen F. Biehn
                                                         Vice President and
                                                         Chief Financial Officer