Form 10-Q
period 1995-10-01
SILICONIX INC
filed 1995-11-14
CIK 90283

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549
                             _______________________

                                    FORM 10-Q
(Mark One)
     X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---              OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 1995

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---              OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               Yes__X__   No_____

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                               Yes__X__     No___

     Indicate the number of shares outstanding of each of the registrant's classes of common stock:

     Common stock, $0.01 par value -- 9,959,680 outstanding shares as of November 15, 1995.

                             SILICONIX INCORPORATED

                         TABLE OF CONTENTS TO FORM 10-Q


Part I.        Financial Information                                    Page No.

Item 1         Financial Statements (Unaudited)

                 Condensed consolidated statements of
                 operations for the three months and
                 nine months ended October 1, 1995 and
                 October 2, 1994                                             3

                 Condensed consolidated balance sheets as
                 of October 1, 1995 and December 31, 1994                    4

                 Condensed consolidated statements of cash flows
                 for the nine months ended October 1, 1995 and
                 October 2, 1994                                             5

                 Notes to condensed consolidated
                 financial statements                                        6

Item 2         Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 7-9


Part II.       Other Information

Item 6         Exhibits and Reports on Form 8-K                              10


               Signature                                                     11

PART I. Financial Information

Item 1. Financial Statements


                             SILICONIX INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


-------------------------------------------------------------------------------------
(Amounts in thousands                             3 Months Ended        9 Months Ended
except per share amounts)
                                               October 1,  October 2,  October 1,  October 2,
                                                 1995        1994        1995        1994
-------------------------------------------------------------------------------------

Net sales                                      $66,015     $51,626     $178,489    $145,821
Cost of sales                                   39,682      32,844      109,971      90,802
                                               --------------------------------------------
Gross profit                                    26,333      18,782       68,518      55,019
Research and development                         4,650       4,023       13,890      11,970
Selling, marketing and administration           13,219      11,000       36,752      33,083
                                             ----------------------------------------------
Operating income                                 8,464       3,759       17,876       9,966
Interest expense                                   682         489        1,949       1,423
Other (income) expense - net                       (51)        164         (369)        511
                                             ----------------------------------------------
Income before taxes                              7,833       3,106       16,296       8,032
Income taxes                                       529         227        1,916         677
                                             ----------------------------------------------
Net income after taxes                          $7,304      $2,879      $14,380      $7,355
                                             ----------------------------------------------
                                             ----------------------------------------------


Per share amounts:
  Net income                                     $0.73       $0.29        $1.44       $0.74
                                             ----------------------------------------------
                                             ----------------------------------------------

Shares used to compute earnings per share        9,960       9,960        9,960       9,960
                                             ----------------------------------------------
                                             ----------------------------------------------


See accompanying notes to condensed consolidated financial statements.

                             SILICONIX INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------
                                                       October 1,   December 31,
                                                         1995          1994
--------------------------------------------------------------------------------
                                                             (000's omitted)
Assets
--------------------------------------------------------------------------------
Current assets:
     Cash and equivalents                                $  7,559       $ 10,743
     Short term investment with affiliate                  16,692           -
     Accounts receivable, less allowances                  33,102         30,379
     Accounts receivable from affiliates                    8,004          5,312
     Inventories                                           26,245         31,033
     Other current assets                                   8,454          5,456
     Deferred income taxes                                  1,000              -
                                                       -------------------------
          Total current assets                            101,056         82,923
                                                       -------------------------

Property, plant and equipment, at cost:
     Land                                                     279            279
     Buildings and improvements                            36,410         34,633
     Machinery and equipment                              153,041        142,641
                                                       -------------------------
                                                          189,730        177,553
     Less accumulated depreciation                       (115,396)      (109,641)
                                                       -------------------------
          Net property, plant and equipment                74,334         67,912
                                                       -------------------------
     Other assets                                           5,908          4,200
                                                       -------------------------
          Total assets                                  $ 181,298      $ 155,035
                                                       -------------------------
                                                       -------------------------

Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
     Current portion of debt obligations                $     586      $     612
     Accounts payable                                      14,820         15,194
     Accounts payable to affiliates                         7,161          4,980
     Accrued payroll and related compensation              10,305          7,752
     Accrued liabilities                                   25,773         19,781
                                                       -------------------------
          Total current liabilities                        58,645         48,319

Long-term related party debt                               34,570         34,570
Long-term debt, less current portion                        6,541          6,264
                                                       -------------------------
     Total liabilities                                     99,756         89,153
                                                       -------------------------

Shareholders' equity:
     Common stock                                             100            100
     Additional paid-in-capital                            59,423         59,193
     Retained earnings                                     21,717          7,337
     Accumulated translation adjustments                      302           (748)
                                                       -------------------------
          Total shareholders' equity                       81,542         65,882
                                                       -------------------------
          Total liabilities and shareholders' equity   $  181,298      $ 155,035
                                                       -------------------------
                                                       -------------------------



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

                             SILICONIX INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
                                                             9 Months Ended

                                                          Oct 1,         Oct 2,
                                                          1995           1994
--------------------------------------------------------------------------------
                                                                 (000's omitted)
Cash flows from operating activities:
Net income                                               $14,380         $ 7,355
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                          9,740          8,566
     Loss on disposal of property, plant and equipment        -              136
     Deferred income taxes                                 (1,000)           -
     Other non-cash (income) and expenses                     361             (6)
     Changes in:
       Accounts receivable                                 (5,336)        (5,724)
       Inventories                                          5,324          1,013
       Other current assets                                (3,815)        (2,198)
       Accounts payable                                     1,722          2,247
       Accrued liabilities                                  8,533          8,868
                                                        ------------------------
Net cash provided by operating activities                  29,909         20,257
                                                        ------------------------
Cash flows from investing activities:
Short term investment with affiliate                      (16,692)           -
Purchase of property, plant and equipment                 (15,390)       (16,789)
Purchase of other assets                                   (1,630)        (1,579)
                                                        ------------------------
Net cash used in investing activities                     (33,712)       (18,368)
                                                        ------------------------
Cash flows from financing activities:
Proceeds from sale of restricted common stock                 230             61
Repurchase of subordinated notes                             (110)          (150)
Repayment of long-term debt                                   -             (228)
                                                        ------------------------
Net cash provided by (used in) financing activities           120           (317)
                                                        ------------------------




Effect of exchange rate changes on
  cash and equivalents                                        499           (157)
                                                        ------------------------
Net increase / (decrease) in cash
  and equivalents                                          (3,184)         1,415


Cash and equivalents:
Beginning of period                                        10,743          8,609
                                                        ------------------------
End of period                                             $ 7,559        $10,024
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

                             SILICONIX INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1.        BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of the management of the Company, the condensed consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for, and as of the end of, the periods indicated therein. These statements should be read in conjunction with the Company's December 31, 1994 consolidated financial statements and notes thereto. The results of operations for the first nine months of 1995 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.        INVENTORIES

     The components of inventory consist of the following:

                              October 1,     December 31,
                                1995           1994
                             ----------      ---------
                                   (000's omitted)
     Finished goods           $  3,291        $  6,886
     Work-in-process            19,462          20,625
     Raw materials               3,492           3,522
                             ----------      ---------
                              $ 26,245        $ 31,033
                             ----------      ---------
                             ----------      ---------

NOTE 3.        CONTINGENCIES

     The Company is party to two environmental proceedings. The first involves property that the Company vacated in 1972. The California Regional Water Quality Board issued a cleanup and abatement order to both the Company and the current owner of the property. The Company subsequently reached a settlement of this matter with the current owner in which the current owner indemnifies the Company against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the site, including liability arising out of the current cleanup and abatement order. The second proceeding involves the Company's current facility in Santa Clara. The Company is currently engaged in certain remedial action and has accrued the expected future cost.

     In management's opinion, based on discussion with legal counsel and other considerations, the ultimate resolution of the above-mentioned matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Revenues for the third quarter of 1995 increased 28% against the third quarter of 1994. Worldwide sales for the first nine months of 1995 increased 22% versus the first nine months of 1994. Power MOSFET products account for most of this increase with 49% growth in the third quarter of 1995 versus the third quarter of 1994. This increase is primarily due to growth in the computer and telecommunication markets in the Company's Asia Pacific region. The Company is currently capacity constrained as the demand for its Power MOSFETs remains strong. The Company plans to increase silicon capacity in the fourth quarter of 1995 and into 1996 for all of its Power products.

     Gross profit for the third quarter of 1995 increased to 39.9% of revenues from 36.4% in the third quarter of 1994. Gross profit for the first nine months of 1995 increased 25% over the first nine months of 1994. Margins improved for the third quarter of 1995 and the first nine months of 1995 as compared to the same periods in 1994 due to favorable pricing because of increased market demand and due to higher volumes in the production areas.

     Research and development expenditures as a percentage of revenues for the third quarter of 1995 were 7% as compared to 7.8% for the third quarter of 1994. For the first nine months of 1995 research and development expenses as a percentage of revenues were 7.8% as compared to 8.2% for the first nine months of 1994. Research and development expenses are on plan for 1995 but are smaller as a percentage of revenues than in 1994 because of the unexpectedly high revenues achieved in 1995. The Company remains committed to the development of future products and intends to add the necessary resources to bring its research and development expenditures in line or exceed the previous years as a percentage of revenues.

     Selling, marketing, and administration expenses as a percentage of revenues for the third quarter of 1995 were 20% as compared to 21% for the third quarter of 1994. The first nine months of 1995 remain at 21% of revenues as compared to 23% for the first nine months of 1994. This decrease as a percentage of revenues is due to revenues increasing at a faster rate compared to selling, marketing and administration expenses.

     Interest expense increased 37% in the first nine months of 1995 to $1.9 million, up $.5 million over the first nine months of 1994. The increase is the result of higher short-term market interest rates during the first nine months of 1995 as compared to the same period in 1994 on the Company's long term related party debt.

     Other income for the first nine months of 1995 was $.4 million as compared to other expense of $.5 million for the first nine months of 1994. Other income for the first nine months of 1995 is comprised mainly of interest income whereas other expense for the first nine months of 1994 was comprised mainly of losses on disposal of assets which were of a non-recurring nature.

     Income tax expense increased in the third quarter of 1995 to $.5 million from $.2 million in the third quarter of 1994. Tax expense for the first nine months of 1995 as compared to the first nine months of 1994 increased as a result of the reduction in net operating loss carryforwards available in 1995 and the increase in earnings before taxes.

     During its quarterly assessment of deferred income taxes, management reduced the valuation allowance on deferred income tax assets to realize a $1 million net deferred income tax asset in the third quarter of 1995. This decision to recognize a net deferred income tax asset was based on management's belief, that it is more likely than not the Company will realize benefit from a portion of its deferred income taxes.

The primary positive factors assessed by management in reaching its conclusion about the Company's net deferred income tax asset include:

Positive net earnings and continued increases in gross profits for the past three years.

A 73% increase in backlog from the previous year.

A 15% growth in sales during 1994 and 22% growth in sales in the first nine months of 1995.

An expectation for the future that, even with the extremely volatile environment in which the Company competes, operating income of the Company will more likely than not be sufficient to realize a portion of the deferred income tax asset.

Because of certain factors beyond management's control, there can be no assurance that sufficient taxable income will be generated in each of the Company's taxing jurisdictions to realize recorded tax benefits. In addition, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

The primary negative factors assessed by management in reaching its conclusion about the Company's ability to realize the net deferred income tax asset include:

A material portion of the Company's revenues in 1995 and 1994 were derived from the hard disk drive and personal computer markets. These markets have been historically somewhat volatile, as demand for the end-products in these markets has varied widely from time to time. If demand for these end-products should decrease significantly, the producers thereof could reduce their purchase of the Company's products which in turn could have a materially adverse effect on the Company's financial condition and result of operation.

The Company enjoyed a proprietary role with its LITTLE FOOT products for several years, but a number of competitors now offer second-source products. Further under certain circumstances customers may be released from purchase orders without the payment of any penalty. In addition, in periods like this, characterized by heavy demand, the Company must be aware of the possibility that customers have "double-booked" to ensure supply.

The semiconductor industry is highly competitive. Many of the Company's competitors are larger companies with greater financial resources and limited dependency on semiconductor products as their sole source of sales and earnings. Therefore, the Company cannot be assured of its future competitive position in the marketplace.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operations were $29.9 million for the nine-month period ended October 1, 1995 as compared to $20.3 million in the comparable period of 1994. Cash and equivalents decreased by $3.2 million from December 31,1994 due to cash used by investing and financing activities exceeding cash from operations. 1995 cash flows are expected to be sufficient to fund operations, investments, research and development.

     Beginning in the third quarter of 1995, the Company began to participate in the cash concentration system established by Daimler Benz North America, an affiliate company, whereby excess cash is pooled and invested on a short term basis with the affiliate company to obtain a higher rate of return. This event resulted in a decrease in cash and an increase of $16.7 million in short term investment with affiliate.

     Accounts receivable increased $2.7 million or 9% from December 31, 1994 solely as a result of strong sales during the first nine months of 1995. Strong sales in Europe during the first nine months account for a large portion of this increase due to the longer payment terms typically afforded European customers.

     Inventories decreased $4.8 million or 15.4% from December 31,1994 due mainly to the increase in sales and high demand for the Company's semiconductor products during the first nine months of 1995.

     Capital expenditures were $15.4 million in the first nine months of 1995. These related mostly to additions for plant capacity expansion and regulatory compliance. 1995 capital expenditures are expected to exceed the 1994 annual level of $25.0 million.

     Current liabilities increased $10.3 million or 21.4% from December 31, 1994. This increase is mainly due to timing of payments and the increase in the overall business activities during the first nine months of 1995.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Not applicable.

          b) There was one report on Form 8-K filed during the quarter ended October 1, 1995. The only item reported was Item 5 - Other Events. The following financial statements were filed:

               a) Condensed consolidated statements of operations for the three and six months ended July 2, 1995 and July 3, 1994

               b) Condensed consolidated balance sheets as of July 2, 1995 and December 31, 1994.

     The report was electronically filed with the Commission on July 21, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SILICONIX INCORPORATED




Date: November 15, 1995                      By: /s/ Juergen F. Biehn
                                                -------------------------

                                                  Juergen F. Biehn
                                                  Vice President and
                                                  Chief Financial Officer