Form 10-K
period 1995-12-31
SILICONIX INC
filed 1996-03-28
CIK 90283

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549
                                      FORM 10-K

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended December 31, 1995

                                          OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                                  [NO FEE REQUIRED]
             For the transition period from               to
                                         --------------   --
                            COMMISSION FILE NUMBER 0-3698

                                SILICONIX INCORPORATED
                (Exact name of registrant as specified in its charter)

                   DELAWARE                      94-1527868
              (State or other jurisdiction of    (I.R.S. employer
              incorporation or organization)     identification no.)

                                2201 LAURELWOOD ROAD
                            SANTA CLARA, CALIFORNIA 95054
                      (Address of principal executive offices)

                                   (408) 988-8000
                (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act: NONE

             Securities registered pursuant to Section 12(g) of the Act:

                            COMMON STOCK, $0.01 PAR VALUE
                                   (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  X    No

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.  [   ]

    The aggregate market value of voting stock held by nonaffiliates is $64,800,000, based upon the closing price for the registrant's Common Stock on March 19, 1996 ($34.00).

    The number of shares of the registrant's Common Stock, $0.01 par value, outstanding at March 19, 1996 was 9,959,680.

                         DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Siliconix incorporated 1995 Annual Report to Shareholders:
    Parts I, II and IV.

2. Portions of the definitive Proxy Statement dated April 15, 1996 to be filed with the Securities and Exchange Commission on or about April 15, 1996, pursuant to Section 14 of the Securities Exchange Act of 1934, in connection with the 1996 Annual Meeting of Shareholders of Siliconix incorporated: Part III.

                                        PART I

ITEM 1.  BUSINESS

GENERAL

  Siliconix designs, markets, and manufactures power and analog semiconductor products. The Company focuses on technologies and products for the computer, data storage, communications, and automotive markets; additionally, many of the Company's products are also used in instrumentation, industrial, and hi-rel (military) applications.

  Founded in 1962, in the past decade Siliconix made a deliberate and successful transition from serving broad-based industrial and hi-rel markets to high-volume commercial business. Building strong customer relationships in the computer, hard disk drive, and communications markets, Siliconix used its technology and applications expertise to develop value-added products for power conversion, power interface, and motor control. Today, these markets exhibit design cycles as short as a few months and product life cycles as short as six to twelve months, thus creating numerous new opportunities for the Company. The automotive market, which is also a key segment for the Company, exhibits very long design cycles, sometimes as much as four or five years, and product life cycles as long or longer. Participation in both types of businesses helps the company balance growth opportunities with research and development investments required to maintain technology leadership.

PRODUCTS

  All of the analog and power products produced by the Company can be divided into two general classes: discrete devices and integrated circuits (ICs). Discrete devices are active components that generate, control, regulate, amplify, or switch electronic signals or energy. They must be interconnected with other components (E.G., resistors, capacitors, inductors, etc.) to create an electronic circuit. ICs consist of a number of active and passive components, interconnected on a single chip, that are intended to perform a specific function.

  The Company's discrete devices include small-signal field-effect transistors (MOSFETs, JFETs, and DMOS FETs), designed to handle less than one watt of power, and power MOSFETs, designed to handle more than one watt.

  Power MOSFETs are the Company's fastest growing products in terms of sales.
In this product line, Siliconix has focused on low-voltage products that are prevalent in battery-operated products (E.G., notebook computers and cellular phones) and in automotive systems. Siliconix has maintained technology leadership in low-voltage surface-mount power MOSFETs through both silicon technologies and product packaging. Advanced silicon process technologies, such as the Company's "Trench" technology, offer very high cell densities and low device on-resistance. These process technologies have been coupled with innovative packaging techniques to create surface-mount product families, such as LITTLE FOOT-Registered Trademark- and LITE FOOT-Registered Trademark- power MOSFETs, that provide customers with size and performance benefits as well as manufacturing compatibility with digital integrated circuits.

  In the small-signal transistor area, Siliconix is among the market leaders, offering technologies that range from very mature product lines (E.G., JFETs), which remain critical for some applications, to proprietary processes, such as the Company's lateral DMOS process, that offer performance advantages over competitors' similar product lines.

  Siliconix integrated circuits include power conversion and interface ICs, motor control ICs, and signal processing ICs. The Company's power conversion and interface ICs are based on low-voltage mixed-signal silicon processes that offer customers higher frequencies and greater efficiencies than competitive products. They are used in applications where an input voltage from a battery or other supply source must be switched or converted to a level that is compatible with logic signals used by microprocessors and other digital components in the system. The Company's motor control ICs are used to control motion in data storage applications (E.G., optical and hard disk drives) and to control the speed of small motors in office equipment, such as copy machines.

  The signal processing ICs supplied by Siliconix include analog switches and multiplexers, and bus interface ICs. The analog switches and multiplexers are primarily used in instrumentation and industrial equipment that receives and/or outputs real-world analog signals. The Company's bus interface ICs are designed for automotive applications, such as diagnostic equipment and multiplex systems.

  The following table shows net sales and the percentage of the Company's net sales attributable to the product categories for the periods indicated.

                                       Years Ended December 31
                                       -----------------------
(dollars in thousands)          1995               1994            1993
                                ----               ----            ----
Integrated Circuits      $ 64,179   26%    $ 52,911    27%   $ 35,642   21%
Discrete Devices,
  LITTLE FOOT and
  LITE FOOT               186,112   74%     143,542    73%    134,608   79%
Other                           0    0%           0     0%         32   --%
                         --------  ---     --------   ---    --------  ---
                         $250,291  100%    $196,453   100%   $170,282  100%


MANUFACTURING

  Siliconix performs all of its wafer fabrication at its Santa Clara, California manufacturing headquarters, where the Company maintains both a conventional four-inch wafer fab and a Class 1 (clean room classification) six-inch wafer fab. The four-inch wafer facility is used for the fabrication of analog integrated circuits and low-power discrete products. The six-inch wafer facility enables the fabrication of advanced power devices. Assembly and testing of the Company's products are performed in Company facilities in Taiwan and Shanghai, China, and by subcontractors in the Philippines, India, Taiwan, The People's Republic of China, and Italy. The Shanghai facility is jointly owned by Siliconix and the Shanghai Institute of Metallurgy. All of the Company's manufacturing sites use Statistical Process Control-based methods of total quality control and have ISO 9000 certification.

  In 1995, the Company finalized plans to transfer the four-inch fabrication production from Santa Clara to a third party foundry in Asia. It is anticipated that substantially all of the continuing activities will be transferred by March 1997.

  Raw materials used by the Company include single-crystal silicon wafers, chemicals, gases, metal wire, and ceramic, plastic, and glass-to-metal packages. Although these materials are generally available from two or more sources, the industry has experienced difficulties in obtaining supplies of some raw materials from time to time; such difficulties in the future could adversely affect the Company's operations.

  Government regulations impose various environmental controls on the discharge of certain chemicals and gases used in the manufacturing process. The Company believes that its activities substantially conform to present and anticipated regulations and is constantly upgrading its Santa Clara facility to ensure continued compliance with such regulations. In 1990, the Company reached a settlement for cleanup of soil and ground water at a site the Company occupied prior to 1972, with the current owner of that site, and settled a lawsuit against its insurance carriers in 1992 and 1993 with respect to this matter. The Company also established a remedial activity to remove soil and groundwater contamination at its Santa Clara site in 1990. For details on these matters, see Item 3, Legal Proceedings. While the Company has experienced only limited effects on its operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements.

SALES

  In early 1992, the semiconductor division of the Daimler-Benz
Microelectronics Group, then an informal consortium consisting of Siliconix, Telefunken Semiconductors, Matra MHS, Dialog Semiconductor, and Eurosil, concluded that there were efficiencies to be gained by consolidating further the roles of the members' sales organizations, thus eliminating the duplication of many functions. Additionally, it was determined that the unity of these various organizations would bring greater value to the customers by allowing them to deal with one entity for all of their purchasing needs. In late 1992 an implementation plan was begun to consolidate the sales functions of the members, and an announcement was made that the new name of the Microelectronics Group would be "TEMIC." This consolidation of the sales organizations was completed in 1993, so that today the Company's products are sold worldwide by the TEMIC sales organization, which also manages a worldwide network of sales representatives and distributors. Specific advantages to Siliconix from this arrangement are broader market coverage and lower sales costs.

  In 1995, to further the goals of TEMIC, four sales companies were established, TEMIC North America, TEMIC Asia Pacific, TEMIC France and TEMIC Germany. These companies were established to fulfill all sales responsibilities for TEMIC within their respective regions. TEMIC North America is a wholly owned subsidiary of Siliconix incorporated; TEMIC Asia Pacific is a division of TEMIC (S) Pte. Ltd., a wholly owned subsidiary of Siliconix incorporated; TEMIC France is a wholly owned subsidiary of Matra MHS; and TEMIC Germany is a division of Telefunken Semiconductors. The sales companies function as agents earning a commission as a fixed percentage of sales and perform all sales-related functions under their legal names.

  The following table shows net sales and the percentage of the Company's net sales on a geographic basis for the periods indicated (dollars in thousands).


                                          YEARS ENDED DECEMBER 31
                                          -----------------------
                                1995               1994              1993
                                ----               ----              ----
North America            $ 93,613    37%     $ 81,383    41%    $ 77,645   46%
Europe and Africa          64,897    26%       49,330    25%      40,091   24%
Japan                      31,944    13%       19,347    10%      11,008    6%
Asia Pacific               59,837    24%       46,393    24%      41,538   24%
                          --------  ---       -------   ---      -------  ---
                         $250,291   100%     $196,453   100%    $170,282  100%

  In 1995, one customer accounted for 13% of the Company's net sales. The Company markets its products in different geographic areas as follows.

  NORTH AMERICA: Sales are made by the TEMIC North America field sales force and manufacturer's representative organizations, the latter being compensated by commissions only. Area sales managers coordinate these representatives and the TEMIC North America sales force. TEMIC North America has sales offices in or near Santa Clara, California; Troy, Michigan; Annandale, New Jersey; and Dallas, Texas.

  Sales not made directly to the original equipment manufacturers are made through distributors, which currently have approximately 200 locations throughout the United States and Canada. TEMIC North America provides certain distributors with contractual protection for their inventory against reductions in published prices and against product obsolescence.

  EUROPE AND AFRICA: Sales are made by the TEMIC France and TEMIC Germany sales force and manufacturer's representative organizations. As in North America, sales not made directly to the original equipment manufacturers are made through distributors, with approximately 30 locations. The distributors are provided with certain inventory obsolescence and price protections similar to those granted to domestic distributors.

  JAPAN:  Sales in Japan are made by TEMIC Asia Pacific.

  ASIA PACIFIC: Sales are made in Hong Kong, Korea, Taiwan, The People's Republic of China and in Southeast Asia, by TEMIC Asia Pacific, headquartered in Singapore. In these locations, as in the United States, TEMIC Asia Pacific sells directly to original equipment manufacturers through TEMIC Field Sales Engineers or through manufacturer's representatives. Direct TEMIC sales agents and representatives are compensated by commissions only.

  Sales in the rest of the world are made through manufacturer's representatives, stocking representatives and distributors.

  For further information, see Note 7 of Notes to the Consolidated Financial Statements, which is incorporated herein by reference.

ORDER BACKLOG

  As of December 31, 1995, the backlog of orders booked was $92.6 million. The backlog as of December 31, 1994 was $65.7 million. The Company includes in backlog only open orders which have been released by the customer for shipment in the calendar year 1996. The Company's customers encounter uncertain and changing demand for their products. They typically order products from the Company based on their forecasts. If demand falls below customers' forecasts, or if customers do not control their inventory effectively, they may cancel or reschedule their shipments previously ordered from the Company, in many instances without the payment of any penalty. Therefore, backlog is not necessarily indicative of sales for any future period.

COMPETITION

  The semiconductor industry is highly competitive. Many of the Company's competitors are larger companies with greater financial resources and limited dependency on semiconductor products as their sole source of sales and earnings. The Company has been able to compete effectively by being selective in its choice of products and markets, and by being a technology leader in those areas. Through closely established customer relationships, the Company acquires in-depth applications know-how for the markets it serves and develops products that specifically address customer needs.

RESEARCH AND DEVELOPMENT

  Research and development activities are directed toward expanding technology leadership. Focus is on developing new products and processes, and activities are ongoing to improve the cycle time from new product development to product release. Total expenditures were $19.1 million in 1995, $15.8 million in 1994, and $13.4 million in 1993. Significant effort has been expended on new power products and ICs where continued rapid market growth is expected. See Note 2 of Notes to the Consolidated Financial Statements.

PATENTS AND LICENSES

  Siliconix protects its technology leadership by securing patents on proprietary products and processes. As of December 31, 1995, Siliconix owned 88 U.S. patents, covering primarily semiconductor device structures, processes, and circuitry. Expiration dates for these patents range from 1997 to 2014. An additional six patents have been allowed but not yet issued. There were also 47 U.S. patent applications pending. The Company believes that, as it increasingly utilizes these patents in the design and manufacture of its products, its royalty obligations will decrease significantly. See Note 8 of Notes to the Consolidated Financial Statements.

EMPLOYEES

  In 1988 through 1990, Siliconix reduced the number of employees through attrition and through the elimination of jobs where efforts were duplicated or automation has been employed to increase operating efficiency. In the last three years, the total number of employees has remained relatively flat, with only key positions focused on target growth areas being added. On December 31, 1995, the Company employed 1,269 people, of whom 860 were employed in the United States, 393 in East Asia, and 16 in Europe.

  There are no collective bargaining agreements between the Company and its employees, and there have been no work stoppages due to labor difficulties. The Company considers its relations with its employees to be excellent.

EXECUTIVE OFFICERS

  The following sets forth the name, age, offices presently held, business experience and principal occupation of the Company's executive officers:

      Name                                  Office Presently Held
       ----                                 ---------------------
  Richard J. Kulle           President, Chief Executive Officer and a Director
  King Owyang                Executive Vice President, Technology and Silicon
                              Operations
  Juergen F. Biehn           Vice President and Chief Financial Officer
  G. Thomas Simmons          Vice President, Marketing


  Mr. Kulle, age 51, joined the Company in June 1987 as the Vice President of Worldwide Manufacturing and became Executive Vice President in August 1989 and President, Chief Executive Officer and a director in March 1990. Prior to joining the Company, he served twenty-one years at General Electric, the last two years as Manager IC Product Operations of AVLSI products and the previous years in numerous management positions throughout its semiconductor division. Mr. Kulle has a B.S. degree in Operations Management Industrial Engineering.

  Dr. Owyang, age 50, joined the Company in January 1988 as a divisional Vice President of Research and Development. He assumed additional responsibility for Corporate Reliability and Quality Assurance in April 1990. He became Vice President, Engineering in May 1990 and Executive Vice President, Technology and Silicon Operations in April 1992. Prior to joining the Company, he served fourteen years at General Electric Semiconductor Division, the last two years as Manager of Research and Development Engineering of Power Integrated Circuit Products. Dr. Owyang holds B.S. and Ph.D. degrees in Physics.

  Mr. Biehn, age 54, joined the Company in March 1991 as Vice President and Corporate Controller. He became Chief Financial Officer in October 1991. For more than the previous five years, he was employed by AEG Aktiengesellschaft (an affiliate of AEG Capital Corporation, which owns 80.4% of the outstanding Common Stock of the Company), a German company with interests in rail systems, microelectronics, power distribution, large power generating systems and automation systems, in a variety of positions, most recently Manager Departmental Director for controlling in the central administration headquarters. Mr. Biehn holds a German M.A. degree.

  Mr. Simmons, age 54, joined the Company in October 1994 as Vice President, Marketing. Prior to joining the Company, Mr. Simmons served from April 1993 to October 1994 as Vice President of Marketing and Sales of Fountain Hills Systems, a company that designs and manufactures ergonomic keyboards, and from March 1990 to April 1993 as President of Simmons & Associates, a management consulting firm. Prior to that, he held senior management positions at Oki Semiconductor, Intel, Fairchild, and Motorola. Mr. Simmons holds a B.S. degree in Engineering and Economics and an M.B.A. as well.

ITEM 2. PROPERTIES.

  The Company owns its principal manufacturing plant and general offices which are located in three two-story buildings totaling 220,100 square feet on a 12-acre site in Santa Clara, California. The Company recently purchased the building adjacent to this facility, a two-story structure containing 14,500 square feet of general office space. Siliconix Limited currently occupies, under an agreement with TEMIC UK Limited, a subsidiary of Matra MHS, approximately 3,000 square feet of space in premises located in Bracknell, United Kingdom, where the Company's European Headquarters are located. TEMIC
(S) PTE. LTD., also a subsidiary of the Company, occupies approximately 5,800 square feet of administrative space in premises in Singapore, where the Company's Far East Administrative Headquarters are located. This space is leased from AEG Aktiengesellschaft (AEG AG), an affiliate of the Company. TEMIC
(S) PTE. LTD. also leases approximately 20,000 square feet of manufacturing and general office space in Manila from Telefunken Semiconductors, an affiliated company. Siliconix (Taiwan) Limited, a subsidiary of Siliconix (Hong Kong) Limited, owns a 50,000-square-foot portion of a building in the Nan-Tse Export Processing Zone, a suburb of Kaohsiung, Taiwan, which consists of manufacturing and general office space. TEMIC Japan KK, another subsidiary of the Company, leases 1,100 square feet of general office space in Tokyo from AEG AG. Shanghai Simconix Co. Ltd., a joint venture between the Company and the Shanghai Institute of Metallurgy (the "SIM"), leases 19,200 square feet of manufacturing and general office space in Shanghai from the SIM.

ITEM 3. LEGAL PROCEEDINGS.

  In 1995, the Company was a party to two environmental proceedings. The first involved property that the Company vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to the Company and the current owner of the property. The Order alleged that the Company contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. The Company subsequently reached a settlement of this matter with the current owner of the property. The settlement also provided that the current owner will indemnify the Company and its employees, officers and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which the Company remains nominally subject.

  The second proceeding involves the Company's Santa Clara, California facility, which the Company has owned and occupied since 1969. In February 1989, the RWQCB issued Cleanup and Abatement Order No. 89-27 to the Company. The Order is based on the discovery of contamination of both the soil and the groundwater on the property by certain chemical solvents. The Order calls for the Company to specify and implement interim remedial actions and to evaluate final remedial alternatives. The RWQCB issued a subsequent order requiring the Company to complete the decontamination. The Company has begun to comply with the RWQCB's orders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  As of March 19, 1996 there were 920 holders of record of the Company's Common Stock. Under Delaware law, the Company may pay dividends only from retained earnings or, if none, from net profits for the current or preceding fiscal year. The Company has paid no dividends since December 1980 in order to retain the Company's earnings to fund future growth requirements. No change in such policy is anticipated in the near future.

  A presentation of the highest and lowest "last trade" price for the Company's Common Stock for each quarterly period during 1994 and 1995 is incorporated by reference from the Company's 1995 Annual Report to Shareholders, portions of which are filed as Exhibit 13 hereto. The Company's Common Stock trades on the Nasdaq Stock Market under the symbol "SILI."

ITEM 6. SELECTED FINANCIAL DATA.

  Incorporated by reference from the Company's 1995 Annual Report to Shareholders, portions of which are filed as Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Incorporated by reference from the Company's 1995 Annual Report to Shareholders, portions of which are filed as Exhibit 13 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The report of KPMG Peat Marwick LLP on the financial statements for the years ended December 31, 1995, 1994 and 1993 is found on page 10 of this Annual Report on Form 10-K. The remainder of the financial statements are incorporated by reference from the Company's 1995 Annual Report to Shareholders, portions of which are filed as Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

Independent Auditors Report

Board of Directors
Siliconix incorporated:

  We have audited the accompanying consolidated balance sheets of Siliconix incorporated as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siliconix incorporated as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP


Palo Alto, California
January 23, 1996

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The executive officers of the Company are identified in Item 1 of Part I of this Annual Report on Form 10-K. Identification of the directors of the Company is incorporated by reference from the "Election of Directors" section of the Company's definitive Proxy Statement dated April 15, 1996 to be mailed to shareholders in connection with the 1996 Annual Shareholders Meeting and filed with the Securities and Exchange Commission on or about April 15, 1996 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

  Incorporated by reference from the "Compensation of Officers and Directors," "Compensation and Incentive Plans of the Company," and "Report of Compensation Committee" sections of the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Incorporated by reference from the "Security Ownership" section of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Incorporated by reference from the "Certain Transactions" section of the Proxy Statement.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) DOCUMENTS FILED AS PART OF FORM 10-K

     1.  FINANCIAL STATEMENTS.

         Independent Auditors' Report on the Financial Statements for the Years Ended December 31, 1995, 1994, and 1993 (see page 10 hereof)

         The remainder of the Financial Statements are incorporated by reference from the Company's 1995 Annual Report to Shareholders, portions of which are filed as Exhibit 13 hereto.

         Consolidated Statements of Operations for the years ended December 31, 1995, 1994, and 1993

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994, and 1993

         Consolidated Balance Sheets as of December 31, 1995 and 1994

         Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994, and 1993

         Notes to Consolidated Financial Statements

         Quarterly Financial Data (unaudited)

  2.  FINANCIAL STATEMENT SCHEDULE.

      A.  Independent Auditors' Report on Financial Statement Schedule

       II.  Valuation and Qualifying Accounts

              All other schedules have been omitted as the required information is reported or incorporated by reference elsewhere in this Annual Report or is not applicable.

3.          EXHIBITS

  3.1   Restated Certificate of Incorporation(1)

  3.2   Bylaws

  10.2  One-Year Key Professional Incentive Bonus Plan(1)

  10.3  Key Professional Performance Unit Plan

  10.5 Amended and Restated License Agreement dated April 10, 1990 between the Company and International Rectifier Corporation(1)

  10.6 Amendment to Amended and Restated License Agreement dated December 21, 1990 between the Company and International Rectifier Corporation(1)

  10.10 Pension Contract dated January 26, 1995 between Richard J. Kulle and TEMIC TELEFUNKEN microelectronic GmbH(2)

  13    Portions of Siliconix incorporated 1995 Annual Report to Shareholders

  22    Subsidiaries of the Company

---------------------
(1)Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the SEC on April 15, 1991.

(2)Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on April 10, 1995.


   (b)  REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K in the last quarter of the year ended December 31, 1995.

                             FINANCIAL STATEMENT SCHEDULE


A.  Independent Auditors' Report

    II.  Valuation and Qualifying Accounts

                             INDEPENDENT AUDITORS REPORT



Board of Directors
Siliconix incorporated:


Under date of January 23, 1996, we reported on the consolidated balance sheets of Siliconix incorporated as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in 14(a)2. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG PEAT MARWICK LLP


Palo Alto, California
January 23, 1996

                                SILICONIX INCORPORATED
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                               YEARS ENDED DECEMBER 31

                                    (IN THOUSANDS)




                                                         ADDITIONS
                                                         ---------
                                    Balance
                                       At       Charged to                            Balance
                                   Beginning     Costs and   Charged to                At End
                                   of Period     Expenses     Revenues    Deductions  of Period
1993:

Allowance for Doubtful Accounts     $ 1,721     $    380       $    -     $    872    $  1,229

Allowance for Price Adjustments         446            -          725          436         735

Allowance for Returned Parts and
  Distributor Adjustments             3,090            -        4,552*       4,058*      3,584
                                    -------     --------      -------      -------    --------
                                    $ 5,257     $    380      $ 5,277      $ 5,366    $  5,548

1994:

Allowance for Doubtful Accounts     $ 1,229     $    326      $     -     $    492    $  1,063

Allowance for Price Adjustments         735            -        1,248        1,081         902

Allowance for Returned Parts and
  Distributor Adjustments             3,584            -       11,734       12,126       3,192
                                    --------      ------      -------      -------     -------
                                    $ 5,548     $    326      $12,982      $13,699     $ 5,157

1995:

Allowance for Doubtful Accounts      $1,063     $  1,075      $     -     $    297     $ 1,841

Allowance for Price Adjustments         902            -          922        1,381         443

Allowance for Returned Parts and
  Distributor Adjustments             3,192            -        9,064        9,014       3,242
                                    -------     --------      -------     --------     -------
                                    $ 5,157     $  1,075      $ 9,986     $ 10,692     $ 5,526


*Certain amounts related to 1993 returns were presented on a net basis as compared to 1995 and 1994, which are presented on a gross basis.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 1996

                               SILICONIX INCORPORATED


                    By: /s/RICHARD J. KULLE
                    -------------------------------
                    Richard J. Kulle
                    President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                       Title                      Date
       ---------                       -----                      ----
Principal Executive Officer


/s/ RICHARD J. KULLE             President, Chief Executive
-------------------------        Officer and a Director         March 28, 1996
Richard J. Kulle

Principal Financial Officer

/s/ JUERGEN BIEHN                  Vice President and
-------------------------         Chief Financial Officer       March 28, 1996
Juergen Biehn


Principal Accounting Officer


/s/ RAYMOND F. WERNER              Corporate Controller         March 28, 1996
-------------------------
Raymond F. Werner


/s/ HANSPETER EBERHARDT                  Director                March 28, 1996
-------------------------
Hanspeter Eberhardt


/s/ FRANK MAIER                          Director                March 28, 1996
-------------------------
Frank Maier


/s/ GUSTAV MUEHLSCHLEGEL                  Director                March 28, 1996
-------------------------
Gustav Muehlschlegel

/s/ ROBERT L. WEHRLI                     Director                March 28, 1996
-------------------------
Robert L. Wehrli

/s/ PETER WESTRICK                      Director                 March 28, 1996
-------------------------
Peter Westrick


                                  INDEX TO EXHIBITS



                     Exhibit
                     -------
    3.1       Restated Certificate of Incorporation(1)

    3.2       Bylaws

    10.2      One-Year Key Professional Incentive Bonus Plan(1)

    10.3      Key Professional Performance Unit Plan

    10.5      Amended and Restated License Agreement dated
              April 10, 1990 between the Company and International
              Rectifier Corporation(1)

    10.6 Amendment to Amended and Restated License Agreement dated December 21, 1990 between the Company and International Rectifier Corporation(1)

    10.10     Pension Contract dated January 26, 1995 between
              Richard J. Kulle and TEMIC TELEFUNKEN
              microelectronic GmbH(2)

    13        Portions of Siliconix incorporated 1995 Annual
              Report to Shareholders

    22        Subsidiaries of the Company

---------------------
(1) Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the SEC on April 15, 1991.

(2) Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on April 10, 1995.