Form 10-Q
SILICONIX INC
filed 1996-05-20
CIK 90283

                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                           ___________________

                               FORM 10-Q

(Mark One)
    X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  -----              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                  OR

  -----            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

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


                            Yes   X     No
                                -----      -----
     Indicate the number of shares outstanding of each of the registrant's classes of common stock:


     Common stock, $0.01 par value -- 9,959,680 outstanding shares as of May 15, 1996.

                            SILICONIX INCORPORATED

                        TABLE OF CONTENTS TO FORM 10-Q



Part I. Financial Information                                  Page No.

Item 1  Financial Statements (Unaudited)

 Consolidated statements of operations for the
     three months ended March 31, 1996 and April 2, 1995          3

  Consolidated balance sheets as
  of March 31, 1996 and December 31, 1995                         4

 Consolidated statements of cash flows
  for the three months ended March 31, 1996 and April 2, 1995     5

 Notes to consolidated
  financial statements                                            6

Item 2  Management's Discussion and Analysis of
 Financial Condition and Results of Operations                    7-8


Part II. Other Information

 Signature                                                        9

                            SILICONIX INCORPORATED
                   CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------
(Amounts in thousands                              3 Months Ended
except per share amounts)
                                                March 31         April 2
                                                  1996            1995
------------------------------------------------------------------------

     Net sales                                   $70,061         $51,349
     Cost of sales                                41,379          32,073
                                                 -----------------------
     Gross profit                                 28,682          19,276
     Research and development                      6,170           4,303
     Selling, marketing and administration        14,424          11,488
                                                 -----------------------
     Operating income                              8,088           3,485
     Interest expense                                590             646
     Other (income) expense - net                   (162)           (192)
                                                 -----------------------
     Income before taxes                           7,660           3,031
     Income taxes                                    841             497
                                                 -----------------------
     Net income after taxes                       $6,819          $2,534
                                                 -----------------------
                                                 -----------------------

     Per share amounts:
       Net income                                  $0.68           $0.25
                                                 -----------------------
                                                 -----------------------

     Shares used to compute earnings per share     9,960           9,960
                                                 -----------------------
                                                 -----------------------



        See accompanying notes to consolidated  financial statements.

                           SILICONIX INCORPORATED

                        CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------
                                                           March 31,       Dec. 31,
                                                             1996           1995

-------------------------------------------------------------------------------------
                                                                  (000s omitted)
Assets

-------------------------------------------------------------------------------------
Current assets:
  Cash and equivalents                                      $8,021           $10,513
  Short term investment with affiliate                       7,600            17,195
  Accounts receivable, less allowances                      43,510            41,201
  Accounts receivable from affiliates                       10,161            11,093
  Inventories                                               27,777            26,740
  Other current assets                                      13,714             9,033
  Deferred income taxes                                      2,224             2,024
                                                          --------------------------
    Total current assets                                   113,007           117,799
                                                          --------------------------

Property, plant and equipment, at cost:
  Land                                                       1,195               279
  Buildings and improvements                                41,718            40,474
  Machinery and equipment                                  166,220           160,421
                                                          --------------------------
                                                           209,133           201,174
  Accumulated depreciation                                (119,388)         (117,324)
                                                          --------------------------
    Net property, plant and equipment                       89,745            83,850
                                                          --------------------------
Other assets                                                 9,519             6,313
                                                          --------------------------
    Total assets                                          $212,271          $207,962
                                                          --------------------------
                                                          --------------------------

Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------------

Current liabilities:
  Current portion of debt obligations                         $586              $586
  Accounts payable                                          21,533            24,347
  Accounts payable to affiliates                            17,948            12,465
  Accrued payroll and related compensation                  10,026            11,613
  Accrued liabilities                                       24,285            28,023
                                                          --------------------------
    Total current liabilities                               74,378            77,034

Long-term related party debt                                34,570            34,570
Long-term debt, less current portion                         6,215             6,082
                                                          --------------------------
    Total liabilities                                      115,163           117,686
                                                          --------------------------

Shareholders' equity:
  Common stock                                                 100               100
  Additional paid-in-capital                                59,423            59,423
  Retained earnings                                         38,368            31,558
  Accumulated translation adjustments                         (783)             (805)
                                                          --------------------------
    Total shareholders' equity                              97,108            90,276
                                                          --------------------------
    Total liabilities and shareholders' equity            $212,271          $207,962
                                                          --------------------------
                                                          --------------------------

     See accompanying notes to consolidated  financial statements.

                            SILICONIX INCORPORATED

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------
                                                                   3 Months Ended
                                                           March 31           April 2
                                                            1996                 1995
--------------------------------------------------------------------------------------
                                                                     (000s omitted)
Cash flows from operating activities:
Net income                                                    $6,819            $2,534
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                              3,758             3,009
    Deferred income taxes                                       (200)              -
    Other non-cash expenses                                      133               236
    Changes in:
      Accounts receivable                                     (2,132)             (469)
      Accounts receivable from affiliates                        932            (1,519)
      Inventories                                             (1,011)              276
      Other current assets                                    (4,394)           (1,719)
      Accounts payable                                        (2,836)            1,497
      Accounts payable to affiliates                           5,483              (507)
      Accrued liabilities                                     (5,365)           (2,033)
                                                            --------           -------
Net cash provided by operating activities                      1,187             1,305
                                                            --------           -------

Cash flows from investing activities:
Purchase of property, plant and equipment                     (9,371)           (3,787)
Proceeds from sale of property, plant and equipment                4                15
Investment in joint venture                                   (2,053)              -
Short term investment with affiliate                           9,595               -
Purchase of other assets                                      (1,726)             (859)
                                                            --------           -------
Net cash used in investing activities                         (3,551)           (4,631)
                                                            --------           -------


Cash flows from financing activities:
Proceeds from sale of restricted common stock                     -                 31
Repayment of long-term debt                                       -                (28)
                                                            --------           -------
Net cash provided by (used in) financing activities               -                  3
                                                            --------           -------



Effect of exchange rate changes on
  cash and equivalents                                          (128)              153
                                                            --------           -------
Net decrease in cash
  and equivalents                                             (2,492)           (3,170)


Cash and equivalents:
Beginning of period                                           10,513            10,743
                                                            --------           -------
End of period                                                 $8,021            $7,573
                                                            --------           -------
                                                            --------           -------

         See accompanying notes to consolidated financial statements.

                           SILICONIX INCORPORATED

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)


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

     In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for, and as of the end of, the periods indicated therein. These statements should be read in conjunction with the Company's December 31, 1995 consolidated financial statements and notes thereto. The results of operations for the first three months of 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  INVENTORIES

     The components of inventory consist of the following:

                             March 31,   December 31,
                               1996          1995
                            ----------- -------------
                                (000s omitted)

     Finished goods          $ 6,577        $ 5,931
     Work-in-process          17,744         17,449
     Raw materials             3,456          3,360
                            ----------- -------------
                             $27,777        $26,740
                            ----------- -------------
                            ----------- -------------


NOTE 3.  CONTINGENCIES

     The Company is party to two environmental proceedings. The first involves property that the Company vacated in 1972. The California Regional Water Quality Board issued a cleanup and abatement order to both the Company and the current owner of the property. The Company subsequently reached a settlement of this matter with the current owner in which the current owner indemnifies the Company against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the site, including liability arising out of the current cleanup and abatement order. The second proceeding involves the Company's current facility in Santa Clara. The Company is currently engaged in certain remedial action and has accrued $400,000 for the estimated future costs related to this matter at December 31, 1995.


     In management's opinion, based on discussion with legal counsel and other considerations, the ultimate resolution of the above-mentioned matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company is engaged in discussions with various parties regarding patent licensing and cross patent licensing issues. In the opinion of management, the outcome of these discussions will not have a material adverse effect on the financial position or overall trends in the results of operations of the Company.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Siliconix designs, markets, and manufactures power and analog semiconductor products. The Company focuses on technologies and products for the computer, data storage, communications, and automotive markets.

     Revenues increased 36% in the first quarter of 1996 to $70.1 million, up $18.7 million over the first quarter of 1995. Increased demand for power
MOSFET products accounted for much of this growth.    Sales of power MOSFET's
grew by 5%, fueled by products used in the telecommunication and computing markets, increasing to 60% of total revenues in the first quarter of 1996, compared with 55% in the first quarter of 1995. Sales in Japan and Europe were up 250% and 28%, respectively, from the first quarter of 1995. These accounted for 21% and 28%, respectively, of total revenues in the first quarter of 1996, compared with 8% and 29%, respectively, of total revenues in the first quarter of 1995.

     Gross profit for the first quarter of 1996 increased to 41% from 38% in the first quarter of 1995. This increase reflects economies of scale in manufacturing operations, improved yields, and the strong pricing environment in the last half of 1995. The Company is beginning to experience much more pricing pressure in 1996 compared to the previous year. Management expects to see pressure on margins develop as the year progresses.

     Research and development expenditures increased 43% in the first quarter of 1996 to $6.2 million, up $1.9 million over the first quarter of 1995. Research and development as a percentage of sales for the first quarter of 1996 remained flat at about 9% of revenues. The Company remains committed to the development of future products and continues to invest in power MOSFET and power IC technology and product development.

     Selling, marketing, and administrative expenses as a percentage of revenues decreased from 22% in the first quarter of 1995 to 21% in the first quarter of 1996. This decrease as a percentage of revenues is due to revenues increasing at a faster rate compared to selling, marketing, and administrative expenses, in turn due to economies of scale and cost controls.

     Interest expense remained flat at $.6 million in the first three months of 1996, as short-term market interest rates have remained relatively flat over the past year.

     Other income, comprised mainly of interest income, remained flat at $.2 million for the first quarter of 1996.

     Income tax expense increased in the first quarter of 1996 to $.8 million, up $.3 million over the first quarter of 1995. Tax expense for the first three months of 1996 as compared to the first three months of 1995 increased as a result of the reduction in net operating loss carryforwards available in 1996 and the increase in earnings before taxes.

     During its quarterly assessment of deferred income taxes, management reduced the valuation allowance on deferred income tax assets to realize an additional $200,000 net deferred income tax asset. This decision to recognize additional net deferred income tax assets was based on management's belief that, it is more likely than not, the Company will realize benefit from a portion of its deferred income taxes. The primary positive factors assessed by management in reaching its conclusion about the Company's ability to realize the additional deferred income tax assets include: positive net earnings and continued increases in gross profits for the past three years and a 36% growth in sales in the first three months of 1996.

     The expectations for the future are that, even with the extremely volatile environment in which the Company competes, operating income of the Company will more than likely be sufficient to realize a portion of the deferred income tax asset; however, due to certain factors beyond management's control there can be no assurance that sufficient taxable income will be generated in each of the Company's taxing jurisdictions to realize recorded tax benefits. In addition, there is no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

     The primary negative factors assessed by management in reaching its conclusion about the Company's ability to realize the net deferred income tax asset are discussed in the section titled "Certain Factors" in the Company's 1995 annual report.

LIQUIDITY AND CAPITAL RESOURCES


     Cash flows from operations were $1.2 million for the three-month period ended March 31, 1996 as compared to $1.3 million in the comparable period of 1995. Cash and equivalents decreased by $2.5 million and the short term investment with affiliate decreased by $9.6 million from December 31, 1995 due to large expenditures in the first quarter. These included capital expenditures, royalties and commissions as well as yearly management and employment bonuses and annual 401(k) company match, and profit sharing contributions. Management expects 1996 cash flows from operations to be sufficient to fund investments in capital expenditures and research and development.

     Accounts receivable increased $2.3 million or 6% from December 31, 1995. This increase is largely attributable to continuing strong sales in Europe during the first three months and due to the longer payment terms typically afforded European customers.

     Capital expenditures were $9.4 million in the first three months of 1996, compared to $3.8 million in the first three months of 1995. These related mostly to additions for plant capacity expansion. 1996 capital expenditures are expected to exceed the 1995 annual level of $28.2 million.

     Current liabilities decreased $2.7 million or 3% from December 31, 1995. This decrease is mainly due to the payment of certain liabilities which are paid only once a year, including annual management and employee bonuses, the 401(k) Company match, and profit sharing contributions.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SILICONIX INCORPORATED




Date: May 15, 1996                     By:    /s/ Juergen F. Biehn
                                           --------------------------
                                                Juergen F. Biehn
                                               Vice President and
                                            Chief Financial Officer