Form 10-Q
period 1996-06-30
SILICONIX INC
filed 1996-08-13
CIK 90283

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549
                             ___________________

                                 FORM 10-Q
(Mark One)
     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1996

                                   OR

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


                            Yes _X_     No ___

     Indicate the number of shares outstanding of each of the registrant's classes of common stock:


     Common stock, $0.01 par value -- 9,959,680 outstanding shares as of August 14, 1996.

                           SILICONIX INCORPORATED


                        TABLE OF CONTENTS TO FORM 10-Q


Part I.   Financial Information                                  Page No.

Item 1    Financial Statements


          Consolidated statements of operations for the
          three months and six months ended
          June 30, 1996 and July 2, 1995                               3

          Consolidated balance sheets as
          of June 30, 1996 and December 31, 1995                       4

          Consolidated statements of cash flows
          for the six months ended June 30, 1996 and July 2, 1995      5

          Notes to consolidated financial statements                   6

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations              7-8

Part II.  Other Information

Item 4    Submission of Matters to a Vote of Security Holders          9

          Signature                                                   10

                           SILICONIX INCORPORATED
                    CONSOLIDATED STATEMENTS OF OPERATIONS


(Amounts in thousands                 Three Months Ended    Six Months Ended
except per share amounts)             ------------------  -------------------
                                       June 30,  July 2,   June 30,   July 2,
                                         1996      1995     1996        1995
                                       -------   -------   --------   --------
Net sales                              $64,079   $61,125   $134,140   $112,474
Cost of sales                           37,979    38,216     79,358     70,289
                                       -------   -------   --------   --------
Gross profit                            26,100    22,909     54,782     42,185
Research and development                 4,951     4,937     11,121      9,240
Selling, marketing and administration   13,559    12,045     27,983     23,533
                                       -------   -------   --------   --------
Operating income                         7,590     5,927     15,678      9,412
Interest expense                           592       621      1,182      1,267
Other (income) expense, net                (30)     (126)      (192)      (318)
                                       -------   -------   --------   --------
Income before taxes                      7,028     5,432     14,688      8,463
Income taxes                               774       890      1,615      1,387
                                       -------   -------   --------   --------
Net income                             $ 6,254   $ 4,542   $ 13,073   $  7,076
                                       =======   =======   ========   ========

Net income per share                     $0.63     $0.46      $1.31      $0.71
                                       =======   =======   ========   ========
Shares used to compute earnings
     per share                           9,960     9,960      9,960      9,960
                                       =======   =======   ========   ========

See accompanying notes to consolidated financial statements.

                          SILICONIX INCORPORATED

                       CONSOLIDATED BALANCE SHEETS



                                                           June 30,   Dec. 31,
                                                             1996       1995
                                                           --------   --------
                                                             (000s omitted)
ASSETS
Current assets:
 Cash and equivalents                                        $2,464    $10,513
 Short term investment with affiliate                         7,920     17,195
 Accounts receivable, less allowances                        35,095     41,201
 Accounts receivable from affiliates                         16,268     11,093
 Inventories                                                 31,941     26,740
 Other current assets                                        12,503      9,033
 Deferred income taxes                                        2,524      2,024
                                                           --------   --------
  Total current assets                                      108,715    117,799
                                                           --------   --------
Property, plant and equipment, at cost:
 Land                                                         1,174        279
 Buildings and improvements                                  41,917     40,474
 Machinery and equipment                                    180,209    160,421
                                                           --------   --------
                                                            223,300    201,174
Accumulated depreciation                                   (121,668)  (117,324)
                                                           --------   --------
 Net property, plant and equipment                          101,632     83,850
Other assets                                                 10,375      6,313
                                                           --------   --------
 Total assets                                              $220,722   $207,962
                                                           ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of debt obligations                       $    586   $    586
 Accounts payable                                            23,640     24,347
 Accounts payable to affiliates                              17,972     12,465
 Accrued payroll and related compensation                    12,452     11,613
 Accrued liabilities                                         21,655     28,023
                                                           --------   --------
  Total current liabilities                                  76,305     77,034

Long-term related party debt                                 34,570     34,570
Long-term debt, less current portion                          6,308      6,082
                                                           --------   --------
  Total liabilities                                         117,183    117,686
                                                           --------   --------
Shareholders' equity:
 Common stock                                                   100        100
 Additional paid-in-capital                                  59,423     59,423
 Retained earnings                                           44,622     31,558
 Accumulated translation adjustments                           (606)      (805)
                                                           --------   --------
  Total shareholders' equity                                103,539     90,276
                                                           --------   --------
  Total liabilities and shareholders' equity               $220,722   $207,962
                                                           ========   ========

See accompanying notes to consolidated financial statements.

                         SILICONIX INCORPORATED

               CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             Six Months Ended
                                                           June 30,   July 2,
                                                              1996      1995
                                                            -------    -------
                                                              (000s omitted)
Cash flows from operating activities:
Net income                                                  $13,073     $7,076
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                               7,986      6,255
  Deferred income taxes                                        (500)       -
  Other non-cash expenses                                       226        378
  Changes in:
   Accounts receivable                                        6,117     (5,267)
   Accounts receivable from affiliates                       (5,175)    (2,418)
   Inventories                                               (5,169)     4,036
   Other current assets                                      (4,089)    (1,446)
   Accounts payable                                            (701)    (2,265)
   Accounts payable to affiliates                             5,507      2,102
   Accrued liabilities                                       (5,536)     3,552
                                                            -------    -------
Net cash provided by operating activities                    11,739     12,003
                                                            -------    -------
Cash flows from investing activities:
Purchase of property, plant and equipment                   (25,112)   (10,318)
Investment in joint venture                                  (2,053)     -
Short term investment with affiliate                          9,275      -
Purchase of other assets                                     (2,046)    (1,375)
                                                            -------    -------
Net cash used in investing activities                       (19,936)   (11,693)
                                                            -------    -------
Cash flows from financing activities:
Proceeds from sale of restricted common stock                   -           63
Repayment of long-term debt                                     -          (28)
                                                            -------    -------
Net cash provided by (used in) financing activities             -           35
                                                            -------    -------
Effect of exchange rate changes on
 cash and equivalents                                           148         12
                                                            -------    -------
Net increase / (decrease) in cash
  and equivalents                                            (8,049)       357
Cash and equivalents:
Beginning of period                                          10,513     10,743
                                                            -------    -------
End of period                                                $2,464    $11,100
                                                            =======    =======

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

     In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for, and as of the end of, the periods indicated therein. These statements should be read in conjunction with the Company's December 31, 1995 consolidated financial statements and notes thereto. The results of operations for the first six months of 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.        INVENTORIES

     The components of inventory consist of the following:

                                     June 30,  December 31,
                                       1996       1995
                                     -------    -------
                                       (000s omitted)

     Finished goods                  $10,368    $ 5,931
     Work-in-process                  17,161     17,449
     Raw materials                     4,412      3,360
                                     -------    -------
                                     $31,941    $26,740
                                     =======    =======

NOTE 3.        CONTINGENCIES

     The Company is party to two environmental proceedings. The first involves property that the Company vacated in 1972. The California Regional Water Quality Board issued a cleanup and abatement order to both the Company and the current owner of the property. The Company subsequently reached a settlement of this matter with the current owner in which the current owner indemnifies the Company against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the site, including liability arising out of the current cleanup and abatement order. The second proceeding involves the Company's current facility in Santa Clara. The Company is currently engaged in certain remedial action and has accrued $400,000 for the estimated future costs related to this matter.

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

     Revenues increased 5% in the second quarter of 1996 to $64.1 million, up $3.0 million over the second quarter of 1995. Increased demand for power MOSFET products accounted for much of this growth. Sales of power MOSFETs grew by 10%, fueled by products used in the telecommunication and computing markets, increasing to 63% of total revenues in the second quarter of 1996, compared with 60% in the second quarter of 1995. Sales in Japan were up 89% from the second quarter of 1995. This accounted for 20% of total revenues in the second quarter of 1996, compared with 11% of total revenues in the second quarter of 1995. For the first six months of 1996, revenues were up 3%, 49%, and 10% in North America, Asia Pacific and Europe respectively, compared to the first six months of 1995.

     Gross profit for the second quarter of 1996 remained consistent at 41% of revenues against the first quarter of 1996. Gross profit as a percentage of revenues for the second quarter of 1996 increased 4% compared to the second quarter of 1995. This increase reflects economies of scale in manufacturing operations and improved yields. Gross profit for the first six months of 1996 increased 30% compared to the first six months of 1995 principally due to higher revenues and improved margins. The Company is beginning to experience much more pricing pressure in 1996 compared to the previous year. Management expects to see pressure on margins continue for the remainder of the year.

     Research and development for the first six months of 1996 remained consistent at 8% of revenues against the first six months of 1995. The Company remains committed to the development of future products and continues to invest in power MOSFET and power IC technology and product development.

     Selling, marketing, and administrative expenses, as a percentage of revenues, for the first six months of 1996 remained consistent at 21% compared to the first six months of 1995. During this difficult market environment, the Company remains committed to maintaining our cost reduction programs.

     Interest expense remained flat at $1.2 million in the first six months of 1996 compared with the first six months of 1995, as short-term market interest rates have not fluctuated significantly over the past year.

     Other income, comprised mainly of interest income, decreased slightly to $.2 million for the first six months of 1996 compared with $.3 million for the first six months of 1995, due mainly to lower interest income as cash balances have decreased during the first half of 1996.

     Income tax expense decreased in the second quarter of 1996 to $.8 million, down $.1 million over the second quarter of 1995. However, tax expense for the first six months of 1996 as compared to the first six months of 1995 increased as a result of the reduction in net operating loss carryforwards available in 1996 and the increase in earnings before taxes.

     During its quarterly assessment of deferred income taxes, management reduced the valuation allowance on deferred income tax assets to realize an additional $300,000 net deferred income tax asset. This decision to recognize additional net deferred income tax assets was based on management's belief that, it is more likely than not, the Company will realize benefit from a portion of its deferred income taxes. The primary positive factors assessed by management in reaching its conclusion about the Company's ability to realize the additional deferred income tax assets include positive earnings and continued increases in gross profits for the past three years.

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

     The primary negative factors assessed by management in reaching its conclusion about the Company's ability to realize the net deferred income tax asset are discussed in the section titled "Certain Factors" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's 1995 annual report on Form 10-K, which is incorporated herein by reference.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operations were $11.7 million for the six-month period ended June 30, 1996 as compared to $12.0 million in the comparable period of 1995. Cash and equivalents decreased by $8.0 million and the short term investment with affiliate decreased by $9.3 million from December 31, 1995 due to large expenditures in the first half of 1996. These included capital expenditures, royalties and commissions as well as yearly management and employment bonuses and annual 401(k) company match and profit sharing contributions. Management expects 1996 cash flows from operations to be sufficient to fund planned investments in capital expenditures and research and development.

     Accounts receivable decreased $6.1 million or 15 % from December 31, 1995. This decrease is largely attributable to lower revenues in the second quarter of 1996, $64.1 million compared with $71.8 million for the fourth quarter of 1995.

     Inventories increased $5.2 million or 19% from December 31, 1995 due mainly to additional manufacturing capacity added to achieve 1996 planned revenue. Inventory levels at December 31, 1995 were low due to certain capacity constraints during fiscal 1995 and high sales volume in the fourth quarter of 1995.

     Capital expenditures were $25.2 million in the first six months of 1996, compared to $10.3 million in the first six months of 1995. These related mostly to additions for plant capacity expansion. 1996 capital expenditures are expected to exceed the 1995 annual level of $28.2 million.

PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The registrant's Annual Meeting of Shareholders was held on May 30,
          1996.

     (b)  Not applicable.

     (c) There were two matters voted on at the Meeting. A brief description of each of these matters, and the results of the votes thereon, are as follows:

          1.  Election of Directors

               Nominee               For       Abstain
               -------               ---       -------
          Hanspeter Eberhardt    9,597,878      4,440
          Richard Kulle          9,598,238      4,080
          Frank Maier            9,598,156      4,162
          Gustav Muehlschlegel   9,597,926      4,392
          Robert Wehrli          9,597,407      4,911
          Peter Westrick         9,598,215      4,103

          2. Ratification of the appointment of KPMG Peat Marwick LLP as the registrant's auditors for the fiscal year ending December 31, 1996.

                                                            Broker
                For           Against        Abstain       Nonvotes
             ----------     ----------     ----------     ----------
              9,596,746          3,476          2,096        -0-

     (d)  Not applicable.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SILICONIX INCORPORATED




Date: August 14, 1996                By: /s/Juergen F. Biehn
                                         ------------------------
                                         Juergen F. Biehn
                                         Vice President and
                                         Chief Financial Officer