Form 10-Q
period 1996-09-29
SILICONIX INC
filed 1996-11-14
CIK 90283

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549
                                 ___________________

                                      FORM 10-Q
(Mark One)
    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    -              OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 29, 1996

                                          OR

    _         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Common stock, $0.01 par value -- 9,959,680 outstanding shares as of November 14, 1996.

                                SILICONIX INCORPORATED

                            TABLE OF CONTENTS TO FORM 10-Q


Part I.  Financial Information                                         Page No.

Item 1   Financial Statements

          Consolidated statements of operations for the
          three months and nine months ended
          September 29, 1996 and October 1, 1995                           3

          Consolidated balance sheets as
          of September 29, 1996 and December 31, 1995                      4

          Consolidated statements of cash flows
          for the nine months ended September 29, 1996 and
          October 1, 1995                                                  5

         Notes to consolidated financial statements                        6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    7-8


Part II. Other Information

         Signature                                                         9

                                SILICONIX INCORPORATED

                        CONSOLIDATED STATEMENTS OF OPERATIONS



-----------------------------------------------------------------------------------------------
(Amounts in thousands                         Three Months Ended          Nine Months Ended
except per share amounts)
                                           September 29,  October 1,  September 29,  October 1,
                                              1996         1995         1996           1995
-----------------------------------------------------------------------------------------------

Net sales                                    $62,033     $66,015       $196,173       $178,489
Cost of sales                                 37,771      39,682        116,736        109,971
                                              -------------------------------------------------
Gross profit                                  24,262      26,333         79,437         68,518
Research and development                       5,095       4,650         16,131         13,890
Selling, marketing and administration         11,847      13,219         40,308         36,752
                                              -------------------------------------------------
Operating income                               7,320       8,464         22,998         17,876
Interest expense                                 592         682          1,774          1,949
Other (income) expense - net                    (158)        (51)          (350)          (369)
                                              -------------------------------------------------
Income before taxes                            6,886       7,833         21,574         16,296
Income taxes                                     998         529          2,613          1,916
                                              -------------------------------------------------
Net income                                    $5,888      $7,304        $18,961        $14,380
                                              -------------------------------------------------
                                              -------------------------------------------------



Net income per share                           $0.59       $0.73          $1.90         $1.44
                                              -------------------------------------------------
                                              -------------------------------------------------

Shares used to compute earnings per share      9,960       9,960          9,960          9,960
                                              -------------------------------------------------
                                              -------------------------------------------------








See accompanying notes to consolidated financial statements.

                                SILICONIX INCORPORATED

                             CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------
                                                   September 29,  December 31,
                                                       1996          1995

--------------------------------------------------------------------------------
                                                          (000s omitted)
Assets

--------------------------------------------------------------------------------

Current assets:
  Cash and equivalents                               $6,199        $10,513
  Short term investment with affiliate                4,427         17,195
  Accounts receivable, less allowances               32,968         41,201
  Accounts receivable from affiliates                12,777         11,093
  Inventories                                        31,937         26,740
  Other current assets                               10,151          9,033
  Deferred income taxes                               6,924          2,024
                                                  ------------------------
    Total current assets                            105,383        117,799
                                                  ------------------------

Property, plant and equipment, at cost:
  Land                                                1,174           279
  Buildings and improvements                         42,384         40,474
  Machinery and equipment                           182,418        160,421
                                                  ------------------------
                                                    225,976        201,174
  Accumulated depreciation                         (121,925)      (117,324)
                                                  ------------------------
   Net property, plant and equipment                104,051         83,850
Other assets                                         11,334          6,313
                                                  ------------------------
   Total assets                                    $220,768       $207,962
                                                  ------------------------
                                                  ------------------------

Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------

Current liabilities:
  Current portion of debt obligations                  $586           $586
  Accounts payable                                   15,943         24,347
  Accounts payable to affiliates                     11,020         12,465
  Accrued payroll and related compensation           15,042         11,613
  Accrued liabilities                                24,782         28,023
                                                  ------------------------
    Total current liabilities                        67,373         77,034

Long-term related party debt                         34,570         34,570
Long-term debt, less current portion                  6,436          6,082
Deferred income taxes                                 3,000              -
                                                  ------------------------
    Total liabilities                               111,379        117,686
                                                  ------------------------
Shareholders' equity:
  Common stock                                          100            100
  Additional paid-in-capital                         59,423         59,423
  Retained earnings                                  50,519         31,558
  Accumulated translation adjustments                  (653)          (805)
                                                  ------------------------
    Total shareholders' equity                      109,389         90,276
                                                  ------------------------
    Total liabilities and shareholders' equity     $220,768       $207,962
                                                  ------------------------
                                                  ------------------------


See accompanying notes to consolidated financial statements.

                                SILICONIX INCORPORATED

                        CONSOLIDATED STATEMENTS OF CASH FLOWS



--------------------------------------------------------------------------------
                                                         9 Months Ended
                                                    September 29,  October 1,
                                                       1996         1995
--------------------------------------------------------------------------------
                                                         (000s omitted)
Cash flows from operating activities:
Net income                                          $18,961        $14,380
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                     12,865          9,740
   Deferred income taxes                             (1,900)        (1,000)
   Other non-cash expenses                              354            361
   Changes in:
    Accounts receivable                               8,245         (2,644)
    Accounts receivable from affiliates              (1,684)        (2,692)
    Inventories                                      (5,180)         5,324
    Other current assets                             (2,983)        (2,615)
    Accounts payable                                 (8,399)          (459)
    Accounts payable to affiliates                   (1,445)         2,181
    Accrued liabilities                                 183          8,533
                                                  --------------------------
Net cash provided by operating activities            19,017         31,109
                                                  --------------------------

Cash flows from investing activities:
Purchase of property, plant and equipment           (31,829)       (15,390)
Investment in joint venture                          (2,053)        (1,200)
Short term investment with affiliate                 12,768        (16,692)
Purchase of other assets                             (2,340)        (1,630)
                                                  --------------------------
Net cash used in investing activities               (23,454)       (34,912)
                                                  --------------------------


Cash flows from financing activities:
Proceeds from sale of restricted common stock             -            230
Repurchase of subordinated debt                           -           (110)
                                                  --------------------------
Net cash provided by financing activities                 -            120
                                                  --------------------------



Effect of exchange rate changes on
  cash and equivalents                                  123            499
                                                  --------------------------
Net decrease in cash
  and equivalents                                    (4,314)        (3,184)



Cash and equivalents:
Beginning of period                                  10,513         10,743
                                                  --------------------------
End of period                                        $6,199         $7,559
                                                  --------------------------
                                                  --------------------------


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

    In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for, and as of the end of, the periods indicated therein. These statements should be read in conjunction with the Company's December 31, 1995 consolidated financial statements and notes thereto. The results of operations for the first nine months of 1996 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.       INVENTORIES

    The components of inventory consist of the following:

                               September 29,      December 31,
                                 1996               1995
                                 ------             ------
                                       (000s omitted)

    Finished goods            $   9,998           $   5,931
    Work-in-process              16,588              17,449
    Raw materials                 5,351               3,360
                              ---------           ---------
                              $  31,937           $  26,740
                              ---------           ---------
                              ---------           ---------


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

    Revenues in the first nine months of 1996 increased 10% to $196.2 million, compared with $178.5 million in the first nine months of 1995. Revenues decreased 6% in the third quarter of 1996 to $62.0 million, down $4.0 million from the third quarter of 1995. Revenues in the third quarter of 1996 were down 5% and 17% in North America and Asia Pacific, respectively, and flat in Europe and Japan compared with the third quarter of 1995. Year-to-date results were substantially improved, driven by revenue increases of 84% and 6% in Japan and Europe, respectively, in the first nine months of 1996 compared with the first nine months of 1995. Sales in Japan accounted for 19% of total revenues in the first nine months of 1996, compared with 11% of total revenues in the first nine months of 1995. Increased demand for power MOSFET products accounted for the revenue growth. Sales of power MOSFETS grew by 16% fueled by products used in the telecommunication and computing markets, increasing to 62% of total revenues for the first nine months of 1996, compared with 59% for the first nine months of 1995.

    Gross profit for the third quarter of 1996 decreased to 39%, compared with 41% in the second quarter of 1996. Gross profit as a percentage of revenues for the third quarter of 1996 decreased 1% compared to the third quarter of 1995. For the first nine months of 1996, gross profit increased 16% compared to the first nine months of 1995 primarily due to higher revenues, economies of scale in manufacturing operations, and improved yields. The Company continues to experience much more pricing pressure in 1996 compared to the previous year and expects to see pressures on margins continue for the remainder of the year.

    Research and development for the nine months of 1996 remained consistent at 8% of revenues compared to the first nine months of 1995. The Company remains committed to the development of future products and continues to invest in power MOSFET and power IC technology and product development.

    Selling, marketing, and administrative expenses, as a percentage of revenues, for the first nine months of 1996 remained consistent at 21% compared to the first nine months of 1995. During this difficult market environment, the Company remains committed to maintaining cost reduction programs.

    Interest expense decreased slightly to $1.8 million for the first nine months of 1996, compared with $1.9 million for the first nine months of 1995, as short-term market interest rates have not fluctuated significantly over the past year.

    Other income, comprised mainly of interest income, remained flat at $.4 million for the first nine months of 1996 compared with the first nine months of 1995.

    Income tax expense increased in the third quarter of 1996 to $1.0 million, up $.5 million over the third quarter of 1995. Income tax expense for the first nine months of 1996 as compared to the first nine months of 1995 increased as a result of the reduction in net operating loss carryforwards available in 1996 and the increase in earnings before taxes.

    During its quarterly assessment of deferred income taxes, management reduced the valuation allowance on deferred income tax assets to realize an additional $1.4 million net deferred income tax asset. This decision to recognize additional net deferred income tax assets was based on management's belief that, it is more likely than not, the Company will realize benefit from a portion of its deferred income taxes. The primary positive factors assessed by management in reaching its conclusion about the Company's ability to realize the additional deferred income tax assets include positive earnings and continued increases in gross profits for the past three years.

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




LIQUIDITY AND CAPITAL RESOURCES


    Cash flows from operations were $19.0 million for the nine-month period ended September 29, 1996 as compared to $31.1 million in the comparable period of 1995. Cash and equivalents decreased by $4.3 million and the short term investment with affiliate decreased by $12.8 million from December 31, 1995 due to large expenditures in the first nine months of 1996. These included capital expenditures, royalties and commissions as well as yearly management and employment bonuses and annual 401(k) company match and profit sharing contributions. Management expects 1996 cash flows from operations to be sufficient to fund planned investments in capital expenditures and research and development.

    Accounts receivable decreased $8.2 million or 20% from December 31, 1995. This decrease is largely attributable to lower revenues in the third quarter of 1996, $62.0 million compared with $71.8 million for the fourth quarter of 1995.

    Inventories increased $5.2 million or 19% from December 31, 1995 mainly due to additional manufacturing capacity added to achieve 1996 planned revenue. Inventory levels at December 31, 1995 were low due to certain capacity constraints during fiscal 1995 and high sales volume in the fourth quarter of 1995.

    Capital expenditures were $31.8 million in the first nine months of 1996, compared to $15.4 million in the first nine months of 1995. These related mostly to additions for plant capacity expansion. Capital expenditures for 1996 have exceeded the 1995 annual level of $28.2 million.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          SILICONIX INCORPORATED




Date: November 14, 1996                                  By: /s/Juergen F. Biehn
                                                            --------------------

                                                 Juergen F. Biehn
                                                 Senior Vice President and
                                                 Chief Financial Officer