Form 10-K405
period 1996-12-31
SILICONIX INC
filed 1997-03-31
CIK 90283

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549
                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                                    [FEE REQUIRED]
                     For the fiscal year ended December 31, 1996

                                          OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                  [NO FEE REQUIRED]
             For the transition period from _____________ to ___________

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of voting stock held by nonaffiliates is $46,656,000, based upon the closing price for the registrant's Common Stock on March 14, 1997 ($24.50).

    The number of shares of the registrant's Common Stock, $0.01 par value, outstanding at March 14, 1997 was 9,959,680.
                         DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Siliconix incorporated 1996 Annual Report to Shareholders:
    Parts I, II, and IV.

2. Portions of the definitive Proxy Statement dated April 25, 1997 to be filed with the Securities and Exchange Commission on or about April 25, 1997, pursuant to Section 14 of the Securities Exchange Act of 1934, in connection with the 1997 Annual Meeting of Shareholders of Siliconix incorporated: Part III.

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

    Founded in 1962, Siliconix uses its technology and applications expertise to develop value-added products for power conversion, power interface, and motor control. Today, these markets exhibit design cycles as short as a few months and product life cycles as short as six to twelve months, thus creating numerous new opportunities for the Company. The automotive market, which is also a key segment for the Company, exhibits very long design cycles, sometimes as much as four or five years, and product life cycles as long or longer. Participation in both types of businesses helps the Company balance growth opportunities with research and development investments required to maintain technology leadership.

    Siliconix is a member of TEMIC Semiconductors, a division of the Daimler-Benz microelectronics consortium, which also includes Telefunken Semiconductors (Germany), Matra MHS, S.A. (France), and Dialog Semiconductor (United Kingdom). The Company's products are marketed with the Siliconix brand name under the TEMIC Semiconductors umbrella. Being a part of this greater organization has broadened the product line available to customers from a single source and, thus, has brought opportunities to Siliconix that the Company would not have had available as a single entity.

    In 1996, Siliconix changed its management structure to provide a more cost-effective and focused basis for reaching target markets. Power MOS, Power IC, and Signal Processing product units were created with profit and loss responsibilities for their respective product lines. The Power MOS and Signal Processing product units report jointly to Siliconix and to the Discrete Components Division of TEMIC Semiconductors. The Power IC product unit reports jointly to Siliconix and the Integrated Circuits Division of TEMIC Semiconductors. This reporting structure is intended to maximize the ability of each product group to better leverage its products and technologies and to provide them with the business efficiencies of a larger organization. Functional management areas support the product units and ensure an integrated approach to managing the overall business. Coincident with this reorganization, Siliconix President and CEO Richard J. Kulle assumed responsibility for overall management of the TEMIC Semiconductors Discrete Components Division, which includes Telefunken's Optoelectronics, Diode, Bipolar, and Infrared Data Communications product lines in addition to the Company's Power MOS and Signal Processing products. See Note 2 of Notes to the Consolidated Financial Statements.

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

    Power MOSFETs are the Company's fastest growing products in terms of sales. In this product line, Siliconix has focused on low-voltage products that are prevalent in battery-operated products (E.G., notebook computers and cellular phones) and in automotive systems. Siliconix has maintained technology leadership in low-voltage surface-mount power MOSFETs through both silicon technologies and product packaging. Advanced silicon process technologies, such as the Company's "Trench" technology, offer very high cell densities and low device on-resistance. These process technologies have been coupled with innovative packaging techniques to create surface-mount product families, such as LITTLE FOOT-Registered Trademark- power MOSFETs, that provide customers with size and performance benefits as well as manufacturing compatibility with digital integrated circuits.

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

    The following table shows net sales and the percentage of the Company's net sales attributable to the product categories for the periods indicated.

                                             Years ended December 31
                                ---------------------------------------------------
(dollars in thousands)                1996              1995              1994
                                ----------------   --------------    --------------
Integrated Circuits               $ 65,135    24%  $ 64,179    26%    $ 52,911   27%
Discrete Devices,
  LITTLE FOOT and
  LITE FOOT                        203,799    76%   186,112    74%     143,542   73%
                                  --------   ----  --------   ----    --------  ----
                                  $268,934   100%  $250,291   100%    $196,453  100%

MANUFACTURING

    The Company's manufacturing operations are strategically located to support customer manufacturing locations, to cultivate growth markets, and to access cost-effective engineering talent. Siliconix fabricates wafers for its advanced power products at its Santa Clara, California manufacturing headquarters, where the Company maintains a Class 1 (clean room classification) six-inch wafer fab. Plans are underway to add capacity for fabrication of power products in Itzehoe, Germany during 1997. The Company's four-inch wafer fab in Santa Clara will be closed in 1997 and production will be transferred to third party foundries in Asia. Assembly and testing of the Company's products are performed in Company facilities in Taiwan and Shanghai, China, and by subcontractors in the Philippines, India, Taiwan, and The People's Republic of China. The Shanghai facility is a joint venture between Siliconix and the Shanghai Institute of Metallurgy. All of the Company's manufacturing sites use Statistical Process Control-based methods of total quality control and have ISO 9000 certification.

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

    Government regulations impose various environmental controls on the discharge of certain chemicals and gases used in the manufacturing process. The Company believes that its activities substantially conform to present and anticipated regulations and is constantly upgrading its Santa Clara facility to ensure continued compliance with such regulations. In 1990, the Company reached a settlement for cleanup of soil and groundwater at a site the Company occupied prior to 1972, with the current owner of that site, and settled a lawsuit against its insurance carriers in 1992 and 1993 with respect to this matter. The Company also established a remedial activity to remove soil and groundwater contamination at its Santa Clara site in 1990. For details on these matters, see Item 3, Legal Proceedings. While the Company has experienced only limited effects on its operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital equipment or other requirements.

SALES

    In early 1992, the semiconductor division of the Daimler-Benz Microelectronics Group, then an informal consortium consisting of Siliconix, Telefunken Semiconductors, Matra MHS, Dialog Semiconductor, and Eurosil, concluded that there were efficiencies to be gained by consolidating further the roles of the members' sales organizations, thus eliminating the duplication of many functions. Additionally, it was determined that the unity of these various organizations would bring greater value to the customers by allowing them to deal with one entity for all of their purchasing needs. In late 1992, an implementation plan was begun to consolidate the sales functions of the members, and an announcement was made that the new name of the Microelectronics Group would be "TEMIC." This consolidation of the sales organizations was completed in 1993, so that today the Company's products are sold worldwide by the TEMIC sales organization, which also manages a worldwide network of sales representatives and distributors. Specific advantages to Siliconix from this arrangement are broader market coverage and lower sales costs.

    In 1995, to further the goals of TEMIC, four sales companies were established, TEMIC North America, TEMIC Asia Pacific, TEMIC France, and TEMIC Germany. These companies were established to fulfill all sales responsibilities for TEMIC within their respective regions. TEMIC North America is a wholly owned subsidiary of Siliconix incorporated; TEMIC Asia Pacific is a division of TEMIC (S) Pte. Ltd., a wholly owned subsidiary of Siliconix incorporated; TEMIC France is a wholly owned subsidiary of Matra MHS; and TEMIC Germany is a division of Telefunken. The sales companies function as agents earning a commission at a fixed percentage of sales and perform all sales-related functions under their legal names.

    The following table shows net sales and the percentage of the Company's net sales on a geographic basis for the periods indicated (dollars in thousands).

                                                 Years ended December 31
                                  --------------------------------------------------------
                                       1996                1995                1994
                                  ----------------    ----------------    ----------------
North America                    $  89,596     33%    $  93,613    37%    $  81,383    41%
Europe and Africa                   71,739     27%       64,897    26%       49,330    25%
Japan                               51,065     19%       31,944    13%       19,347    10%
Asia Pacific                        56,534     21%       59,837    24%       46,393    24%
                                 ---------    ----    ---------   ----    ---------   ----
                                 $ 268,934    100%    $ 250,291   100%    $ 196,453   100%

    In 1996, a Japanese distributor accounted for 19% of the Company's net sales. The Company markets its products in different geographic areas as follows.

    NORTH AMERICA: Sales are made by the TEMIC North America field sales force and manufacturer's representative organizations, the latter being compensated by commissions only. Area sales managers coordinate these representatives and the TEMIC North America sales force. TEMIC North America has sales offices in or near Santa Clara, California; Troy, Michigan; Basking Ridge, New Jersey; and Dallas, Texas.

    Sales not made directly to original equipment manufacturers are made through distributors, which currently have approximately 200 locations throughout the United States and Canada. TEMIC North America provides certain distributors with contractual protection for their inventory against reductions in published prices and against product obsolescence.

    EUROPE AND AFRICA: Sales are made by the TEMIC France and TEMIC Germany sales force and manufacturer's representative organizations. As in North America, sales not made directly to original equipment manufacturers are made through distributors, with approximately 30 locations. The distributors are provided with certain inventory obsolescence and price protections similar to those granted to domestic distributors.

    JAPAN:  Sales in Japan are made by TEMIC Asia Pacific.

    ASIA PACIFIC: Sales are made in Hong Kong, Korea, Taiwan, The People's Republic of China and in Southeast Asia, by TEMIC Asia Pacific, headquartered in Singapore. In these locations, as in the United States, TEMIC Asia Pacific sells directly to original equipment manufacturers through TEMIC field sales engineers or through manufacturer's representatives. Direct TEMIC sales agents and representatives, are compensated by commissions only.

    Sales in the rest of the world are made through manufacturer's representatives, stocking representatives, and distributors.

    For further information, see Note 7 of Notes to the Consolidated Financial Statements, which is incorporated herein by reference.

ORDER BACKLOG

    As of December 31, 1996, the backlog of orders booked was $77.2 million. The backlog as of December 31, 1995 was $92.6 million. The Company includes in backlog only open orders which have been released by the customer for shipment in the calendar year 1997. The Company's customers encounter uncertain and changing demand for their products. They typically order products from the Company based on their forecasts. If demand falls below customers' forecasts, or if customers do not control their inventory effectively, they may cancel or reschedule their shipments previously ordered from the Company, in many instances without the payment of any penalty. Therefore, backlog is not necessarily indicative of sales for any future period.

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

RESEARCH AND DEVELOPMENT

    Research and development activities are directed toward expanding technology leadership. Focus is on developing new products and processes, and activities are ongoing to improve the cycle time from new product development to product release. Total expenditures were $20.8 million in 1996, $19.1 million in 1995, and $15.8 million in 1994. Significant effort has been expended on new power products and ICs where continued rapid market growth is expected. See Note 2 of Notes to the Consolidated Financial Statements.

PATENTS AND LICENSES

    Siliconix protects its technology leadership by securing patents on proprietary products and processes. As of December 31, 1996, Siliconix owned 109 U.S. patents, covering primarily semiconductor device structures, processes, and circuitry. Expiration dates for these patents range from 1997 to 2016. An additional 15 patents have been allowed but not yet issued. There were also 54 U.S. patent applications pending. The Company believes that, as it increasingly utilizes these patents in the design and manufacture of its products, its royalty obligations will decrease significantly. See
Note 8 of Notes to the Consolidated Financial Statements.

EMPLOYEES

    In the last three years, the total number of employees has remained relatively flat, with only key positions focused on target growth areas being added. On December 31, 1996, the Company employed 1,228 people, of whom 822 were employed in the United States, 389 in East Asia, and 17 in Europe.

    There are no collective bargaining agreements between the Company and its employees, and there have been no work stoppages due to labor difficulties. The Company considers its relations with its employees to be excellent.

EXECUTIVE OFFICERS

    The following sets forth the name, age, offices presently held, business experience, and principal occupation of the Company's executive officers:

          Name                          Office Presently Held
          ----                          ---------------------
     Richard J. Kulle              President, Chief Executive Officer,
                                     and a Director
     King Owyang                   Executive Vice President, Technology and
                                     Silicon Operations
     Juergen F. Biehn               Senior Vice President and Chief
                                     Financial Officer
     G. Thomas Simmons             Vice President, Marketing

    Mr. Kulle, age 52, joined the Company in June 1987 as the Vice President of Worldwide Manufacturing and became Executive Vice President in August 1989 and President, Chief Executive Officer, and a director in March 1990. He also became Chairman of the TEMIC Semiconductor Discrete Components Division and Director of the Infrared Data Communications product unit (a part of the TEMIC Semiconductors Discrete Components Division) in April 1996. Prior to joining the Company, he served twenty-one years at General Electric, the last two years as Manager IC Product Operations of AVLSI products and the previous years in numerous management positions throughout its semiconductor division. Mr. Kulle has a B.S. degree in Operations Management Industrial Engineering.

    Dr. Owyang, age 51, joined the Company in January 1988 as a divisional Vice President of Research and Development. He assumed additional responsibility for Corporate Reliability and Quality Assurance in April 1990. He became Vice President, Engineering in May 1990 and Executive Vice President, Technology and Silicon Operations in April 1992. Prior to joining the Company, he served fourteen years at General Electric Semiconductor Division, the last two years as Manager of Research and Development Engineering of Power Integrated Circuit Products. Dr. Owyang holds B.S. and Ph.D. degrees in Physics.

    Mr. Biehn, age 55, joined the Company in March 1991 as Vice President and Corporate Controller. He became Chief Financial Officer in October 1991 and Senior Vice President in October 1996. He also became Chief Financial Officer of the TEMIC Semiconductor Discrete Components Division in April 1996. Prior to joining the Company, he was employed by AEG Aktiengesellschaft (an affiliate of AEG Capital Corporation, which owns 80.4% of the outstanding common stock of the Company), a German company which then had interests in rail systems, microelectronics, power distribution, large power generating systems and automation systems, in a variety of positions, most recently Manager Departmental Director for controlling in the central administration headquarters. Mr. Biehn holds a German M.A. degree.

    Mr. Simmons, age 55, joined the Company in October 1994 as Vice President, Marketing. He also became Vice President of Strategic Marketing and Business Development within the TEMIC Semiconductor Discrete Components Division in April 1996. Prior to joining the Company, Mr. Simmons served from April 1993 to October 1994 as Vice President of Marketing and Sales of Fountain Hills Systems, a company that designs and manufactures ergonomic keyboards, and from March 1990 to April 1993 as President of Simmons & Associates, a management consulting firm. Prior to that, he held senior management positions at Oki Semiconductor, Intel, Fairchild, and Motorola. Mr. Simmons holds a B.S. degree in Engineering and Economics and an M.B.A.

ITEM 2. PROPERTIES.

    The Company owns its principal manufacturing plant and general offices which are located in four two-story buildings totaling 234,600 square feet on a 13-acre site in Santa Clara, California. Siliconix Limited, a subsidiary of the Company, currently occupies, under an agreement with TEMIC UK Limited, a subsidiary of Matra MHS (an affiliated company), approximately 2,000 square feet of space in premises located in Bracknell, United Kingdom, where the Company's European Headquarters are located. TEMIC (S) Pte. Ltd., also a subsidiary of the Company, occupies approximately 17,300 square feet of administrative space in premises in Singapore, where the Company's Far East Administrative Headquarters are located. This space is leased from AEG Pte. Ltd., an affiliate of the Company. TEMIC (S) Pte. Ltd. also leases approximately 22,100 square feet of manufacturing and general office space in Manila from TEMIC Telefunken microelectronic GmbH, an affiliated company. Siliconix (Taiwan) Limited, a subsidiary of Siliconix (Hong Kong) Limited, which is a subsidiary of the Company, owns a 50,000-square-foot portion of a building in the Nan-Tse Export Processing Zone, a suburb of Kaohsiung, Taiwan, which consists of manufacturing and general office space. TEMIC Japan KK, another subsidiary of the Company, leases 2,700 square feet of general office space in Tokyo from Mercedes-Benz Japan. Shanghai Simconix Co. Ltd., a joint venture between the Company and the Shanghai Institute of Metallurgy (the "SIM"), leases 34,000 square feet of manufacturing and general office space in Shanghai from the SIM.

ITEM 3. LEGAL PROCEEDINGS.

    In 1996, the Company was a party to two environmental proceedings. The first involved property that the Company vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to the Company and the current owner of the property. The Order alleged that the Company contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. The Company subsequently reached a settlement of this matter with the current owner of the property. The settlement also provided that the current owner will indemnify the Company and its employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which the Company remains nominally subject.

    The second proceeding involves the Company's Santa Clara, California facility, which the Company has owned and occupied since 1969. In February 1989, the RWQCB issued Cleanup and Abatement Order No. 89-27 to the Company. The Order is based on the discovery of contamination of both the soil and the groundwater on the property by certain chemical solvents. The Order calls for the Company to specify and implement interim remedial actions and to evaluate final remedial alternatives. The RWQCB issued a subsequent order requiring the Company to complete the decontamination. The Company is complying with the RWQCB's orders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                       PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    As of March 14, 1997, there were 875 holders of record of the Company's common stock. Under Delaware law, the Company may pay dividends only from retained earnings or, if none, from net profits for the current or preceding fiscal year. The Company has paid no dividends since December 1980 in order to retain the Company's earnings to fund future growth requirements. No change in such policy is anticipated in the near future.

    A presentation of the highest and lowest "last trade" price for the Company's common stock for each quarterly period during 1995 and 1996 is incorporated by reference from the Company's 1996 Annual Report to Shareholders, portions of which are filed as Exhibit 13 hereto. The Company's common stock trades on the Nasdaq Stock Market under the symbol "SILI."

ITEM 6. SELECTED FINANCIAL DATA.

    Incorporated by reference from the Company's 1996 Annual Report to Shareholders, portions of which are filed as Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Incorporated by reference from the Company's 1996 Annual Report to Shareholders, portions of which are filed as Exhibit 13 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The report of KPMG Peat Marwick LLP on the financial statements for the years ended December 31, 1996, 1995, and 1994 is found on page 11 of this Annual Report on Form 10-K. The remainder of the financial statements are incorporated by reference from the Company's 1996 Annual Report to Shareholders, portions of which are filed as Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

Independent Auditors' Report

Board of Directors
Siliconix incorporated:

    We have audited the accompanying consolidated balance sheets of Siliconix incorporated as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siliconix incorporated as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK LLP


Palo Alto, California
January 21, 1997

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The executive officers of the Company are identified in Item 1 of Part I of this Annual Report on Form 10-K. Identification of the directors of the Company is incorporated by reference from the "Election of Directors" section of the Company's definitive Proxy Statement dated April 25, 1997 to be mailed to shareholders in connection with the 1997 Annual Shareholders Meeting and filed with the Securities and Exchange Commission on or about April 25, 1997 (the "Proxy Statement").

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

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) DOCUMENTS FILED AS PART OF FORM 10-K

    1.  FINANCIAL STATEMENTS

         Independent Auditors' Report on the Financial Statements for the Years Ended December 31, 1996, 1995, and 1994 (see page 11 hereof)

         The remainder of the Financial Statements are incorporated by reference from the Company's 1996 Annual Report to Shareholders, portions of which are filed as Exhibit 13 hereto.

         Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995, and 1994

         Consolidated Balance Sheets as of December 31, 1996 and 1995

         Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

         Notes to Consolidated Financial Statements

         Quarterly Financial Data (unaudited)

    2.  FINANCIAL STATEMENT SCHEDULE

        A.    Independent Auditors' Report on Financial Statement Schedule

         II.  Valuation and Qualifying Accounts

              All other schedules have been omitted as the required information is reported or incorporated by reference elsewhere in this Annual Report or is not applicable.

    3.   EXHIBITS

          3.1   Restated Certificate of Incorporation(1)

          3.2   Bylaws(2)

         10.2   One-Year Key Professional Incentive Bonus Plan(1)

         10.3   Key Professional Performance Unit Plan(2)

         10.5 Amended and Restated License Agreement dated April 10, 1990 between the Company and International Rectifier Corporation(1)

         10.6 Amendment to Amended and Restated License Agreement dated December 21, 1990 between the Company and International Rectifier Corporation(1)

         10.10 Pension Contract dated January 26, 1995 between Richard J. Kulle and TEMIC TELEFUNKEN microelectronic GmbH(3)

         13     Portions of Siliconix incorporated 1996 Annual Report to
                Shareholders

         21     Subsidiaries of the Company

         27     Financial Data Schedule
_____________________
(1) Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the SEC on April 15, 1991.

(2) Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed with the SEC on April 1, 1996.

(3) Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on April 10, 1995.

   (b)  REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K in the last quarter of the year ended December 31, 1996.

                         FINANCIAL STATEMENT SCHEDULE


A.  Independent Auditors' Report

    II.  Valuation and Qualifying Accounts

                             INDEPENDENT AUDITORS' REPORT

Board of Directors
Siliconix incorporated:


Under date of January 21, 1997, we reported on the consolidated balance sheets of Siliconix incorporated as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Item 14(a)2. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG PEAT MARWICK LLP


Palo Alto, California
January 21, 1997

                                SILICONIX INCORPORATED
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                               YEARS ENDED DECEMBER 31

                                    (IN THOUSANDS)


                                                               ADDITIONS
                                                               ----------
                                             Balance
                                               At        Charged to                                 Balance
                                            Beginning    Costs and     Charged to                   At End
                                            of Period     Expenses     Revenues       Deductions    of Period
                                            ---------    ----------    ----------     ----------    ---------
1994:

Allowance for Doubtful Accounts              $ 1,229       $   326      $      -       $    492      $  1,063

Allowance for Price Adjustments                  735             -         1,248          1,081           902

Allowance for Returned Parts and
  Distributor Adjustments                      3,584             -        11,734         12,126         3,192
                                             -------       -------      --------       --------      --------
                                             $ 5,548       $   326      $ 12,982       $ 13,699      $  5,157

1995:

Allowance for Doubtful Accounts              $ 1,063       $ 1,075      $      -       $    297      $  1,841

Allowance for Price Adjustments                  902             -           922          1,381           443

Allowance for Returned Parts and
  Distributor Adjustments                      3,192             -         9,064          9,014         3,242
                                             -------       -------      --------       --------      --------
                                             $ 5,157       $ 1,075      $  9,986       $ 10,692      $  5,526

1996:

Allowance for Doubtful Accounts              $ 1,841       $   329      $      -       $     69      $  2,101

Allowance for Price Adjustments                  443             -         3,945          4,288           100

Allowance for Returned Parts and
  Distributor Adjustments                      3,242             -        18,636         15,474         6,404
                                             -------       -------      --------       --------      --------
                                             $ 5,526       $   329      $ 22,581       $ 19,831      $  8,605

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 1997

                                   SILICONIX INCORPORATED


                                   By: /s/Richard J. Kulle
                                      ------------------------
                                      Richard J. Kulle
                                        President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                          Title                            Date
       ---------                          -----                            ----
Principal Executive Officer


/s/ Richard J. Kulle                  President, Chief Executive
-----------------------------          Officer and a Director          March 28, 1997
Richard J. Kulle


Principal Financial Officer


/s/ Juergen Biehn                     Senior Vice President and         March 28, 1997
----------------------------           Chief Financial Officer
Juergen Biehn


Principal Accounting Officer


/s/Raymond F. Werner                 Corporate Controller              March 28, 1997
----------------------------
Raymond F. Werner


/s/Hanspeter Eberhardt                Director                         March 28, 1997
----------------------------
Hanspeter Eberhardt


/s/Frank Maier                        Director                         March 28, 1997
----------------------------
Frank Maier


/s/Gustav Muehlschlegel               Director                         March 28, 1997
----------------------------
Gustav Muehlschlegel


/s/Robert L. Wehrli                   Director                        March 28, 1997
----------------------------
Robert L. Wehrli

/s/ Peter Westrick                    Director                        March 28, 1997
----------------------------
Peter Westrick

                                 INDEX TO EXHIBITS


                                       Exhibit
                                       -------

     3.1      Restated Certificate of Incorporation(1)

     3.2      Bylaws(2)

    10.2      One-Year Key Professional Incentive Bonus Plan(1)

    10.3      Key Professional Performance Unit Plan(2)

    10.5      Amended and Restated License Agreement dated April 10, 1990 between the Company and International Rectifier Corporation(1)

    10.6      Amendment to Amended and Restated License Agreement
                dated December 21, 1990 between the Company and International Rectifier Corporation(1)

    10.10     Pension Contract dated January 26, 1995 between Richard J.
                Kulle and TEMIC TELEFUNKEN microelectronic GmbH(3)

    13        Portions of Siliconix incorporated 1996 Annual Report to
                Shareholders

    21        Subsidiaries of the Company

_____________________

(1) Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the SEC on April 15, 1991.

(2) Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed with the SEC on April 1, 1996.

(3) Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on April 10, 1995.