Form 10-Q/A
period 1997-03-30
SILICONIX INC
filed 1997-05-14
CIK 90283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                            -------------------------

                                    FORM 10-Q
(Mark One)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1997

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

     Common stock, $0.01 par value -- 9,959,680 outstanding shares as of May 14, 1997.

                             SILICONIX INCORPORATED

                        TABLE OF CONTENTS TO FORM 10-Q


PART I.   FINANCIAL INFORMATION                                        Page No.

Item 1    Financial Statements

               Consolidated statements of operations for the
               three months ended March 30, 1997 and March 31, 1996        3

               Consolidated balance sheets as
               of March 30, 1997 and December 31, 1996                     4

               Consolidated statements of cash flows
               for the three months ended March 30, 1997 and
               March 31, 1996                                              5

               Notes to consolidated financial statements                  6

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    7-8


PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                 9

          Signature                                                        10

                                    PART I:

Item 1   FINANCIAL STATEMENTS


                             SILICONIX INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS


---------------------------------------------------------------------------------
                                                           Three Months Ended

                                                        March 30,      March 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                  1997           1996
---------------------------------------------------------------------------------
Net sales                                                $70,212        $70,061
Cost of sales                                             43,116         41,379
                                                      ---------------------------
Gross profit                                              27,096         28,682
Research and development                                   4,129          6,170
Selling, marketing, and administration                    13,909         14,424
                                                      ---------------------------
Operating income                                           9,058          8,088
Interest expense                                             589            590
Other income - net                                          (206)          (162)
                                                      ---------------------------
Income before taxes                                        8,675          7,660
Income taxes                                               1,735            841
                                                      ---------------------------
Net income                                                $6,940         $6,819
                                                      ---------------------------
                                                      ---------------------------

Net income per share                                       $0.70          $0.68
                                                      ---------------------------
                                                      ---------------------------


Shares used to compute earnings per share                  9,960          9,960
                                                      ---------------------------
                                                      ---------------------------

SELECTED STATEMENTS OF OPERATIONS RATIOS
Gross margin                                                38.6%          40.9%
Research and development                                     5.9%           8.8%
Selling, marketing, and administration                      19.8%          20.6%
Net income                                                   9.9%           9.7%

Effective tax rate                                          20.0%          11.0%



See accompanying notes to consolidated financial statements.

                              SILICONIX INCORPORATED

                            CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------

                                                        March 30,     December 31,
(IN THOUSANDS)                                            1997           1996
-----------------------------------------------------------------------------------
Assets
-----------------------------------------------------------------------------------
Current assets:
  Cash and equivalents                                    $4,799        $12,201
  Short term investment with affiliate                     7,181         12,136
  Accounts receivable, less allowances                    40,159         37,044
  Accounts receivable from affiliates                     14,652         14,802
  Inventories                                             31,305         30,162
  Other current assets                                    10,372          8,044
  Deferred income taxes                                    5,314          5,314
                                                     ------------------------------
    Total current assets                                 113,782        119,703
                                                     ------------------------------

Property, plant, and equipment, at cost:
  Land                                                     1,174          1,183
  Buildings and improvements                              43,216         42,672
  Machinery and equipment                                193,745        187,791
                                                     ------------------------------
                                                         238,135        231,646
  Accumulated depreciation                              (128,681)      (124,524)
                                                     ------------------------------
    Net property, plant, and equipment                   109,454        107,122
Other assets                                              13,454         11,844
                                                     ------------------------------
  Total assets                                          $236,690       $238,669
                                                     ------------------------------
                                                     ------------------------------

Liabilities and Shareholders' Equity
-----------------------------------------------------------------------------------
Current liabilities:
  Current portion of debt obligations                     $1,039        $ 1,041
  Accounts payable                                        21,826         26,286
  Accounts payable to affiliates                          10,883         11,115
  Accrued payroll and related compensation                10,019         13,614
  Accrued liabilities                                     28,730         29,418
                                                     ------------------------------
    Total current liabilities                             72,497         81,474

Long-term related party debt                              34,570         34,570
Long-term debt, less current portion                       4,985          4,859
Deferred income taxes                                      1,148          1,148
                                                     ------------------------------
    Total liabilities                                    113,200        122,051
                                                     ------------------------------

Shareholders' equity:
  Common stock                                               100            100
  Additional paid-in-capital                              59,452         59,440
  Retained earnings                                       64,475         57,535
  Accumulated translation adjustments                       (537)          (457)
                                                     ------------------------------
    Total shareholders' equity                           123,490        116,618
                                                     ------------------------------
    Total liabilities and shareholders' equity          $236,690       $238,669
                                                     ------------------------------
                                                     ------------------------------

See accompanying notes to consolidated financial statements.

                             SILICONIX INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


-------------------------------------------------------------------------------------------
                                                   Three Months Ended   Three Months Ended
                                                        March 30,            March 31,
(IN THOUSANDS)                                            1997                 1996
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                $6,940              $6,819
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                            5,027               3,758
  Deferred income taxes                                        -                (200)
  Other non-cash expenses                                    124                 133
  Changes in operating assets and liabilities:
    Accounts receivable                                   (2,725)             (2,132)
    Accounts receivable from affiliates                      150                 932
    Inventories                                           (1,141)             (1,011)
    Other current assets                                  (2,619)             (4,394)
    Accounts payable                                      (4,497)             (2,836)
    Accounts payable to affiliates                          (232)              5,483
    Accrued liabilities                                   (4,351)             (5,365)
                                                   -----------------------------------------
Net cash provided (used) by operating activities          (3,324)              1,187
                                                   -----------------------------------------

Cash flows from investing activities:
Purchase of property, plant, and equipment                (6,984)             (9,371)
Proceeds from sale of property, plant, and equipment           -                   4
Investment in joint venture                                    -              (2,053)
Purchase of other assets                                  (1,694)             (1,726)
Short term investment with affiliate                       4,955               9,595
                                                   -----------------------------------------
Net cash used by investing activities                     (3,723)             (3,551)
                                                   -----------------------------------------
Effect of exchange rate changes on
 cash and equivalents                                       (355)               (128)
                                                   -----------------------------------------
Net (decrease) in cash
 and equivalents                                          (7,402)             (2,492)
Cash and equivalents:
Beginning of period                                       12,201              10,513
                                                   -----------------------------------------
End of period                                             $4,799              $8,021
                                                   -----------------------------------------
                                                   -----------------------------------------

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

     In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for, and as of the end of, the periods indicated therein. These statements should be read in conjunction with the Company's December 31, 1996 consolidated financial statements and notes thereto. The results of operations for the first three months of 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.        INVENTORIES

     The components of inventory consist of the following:

                            March 30,   December 31,
                              1997          1996
                              ----          ----
                                (000s omitted)

     Finished goods        $   4,231     $   6,105
     Work-in-process          23,238        18,838
     Raw materials             3,836         5,219
                           ---------     ---------
                           $  31,305     $  30,162
                           ---------     ---------
                           ---------     ---------

NOTE 3.        CONTINGENCIES

     The Company is party to two environmental proceedings. The first involves property that the Company vacated in 1972. The California Regional Water Quality Control Board (RWQCB) issued a cleanup and abatement order to both the Company and the current owner of the property. The Company subsequently reached a settlement of this matter with the current owner in which the current owner indemnifies the Company against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the site, including liability arising out of the current cleanup and abatement order. The second proceeding involves the Company's current facility in Santa Clara. The RWQCB issued a clean up and abatement order based on the discovery of contamination of both the soil and the groundwater on the property by certain chemical solvents. The Company is currently engaged in certain remedial action and has accrued $750,000 for the estimated future costs related to this matter.

     In management's opinion, based on discussion with legal counsel and other considerations, the ultimate resolution of the above-mentioned matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

     The Company is engaged in discussions with various parties regarding patent licensing and cross patent licensing issues. In the opinion of management, the outcome of these discussions will not have a material adverse effect on the Company's consolidated financial condition or overall trends in the results of operations.

NOTE 4.        SFAS NO. 128 "EARNINGS PER SHARE"

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. The Company expects that basic EPS will not differ materially from net income per share as presented in the accompanying consolidated financial statements.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


     Siliconix designs, markets, and manufactures power and analog semiconductor products. The Company focuses on technologies and products for the computer, data storage, communications, and automotive markets.

     Revenues in the first quarter of 1997 increased slightly to $70.2 million, compared with $70.1 million in the first quarter of 1996. Sales of power MOSFETs grew by 3%, fueled by products used in the telecommunication and computing markets, increasing to 62% of total revenues in the first quarter of 1997, compared with 60% in the first quarter of 1996. Sales in Europe and North America were up 13% and 6%, respectively, with revenues in Japan down 31% compared with the first quarter of 1996. The revenue decrease in Japan is due to increased competition and continued average selling price degradation in the market, which was fueled by the appreciation of the yen against the dollar during the quarter. The Company has experienced strong bookings in Japan for the first quarter of 1997 and expects revenues in Japan for 1997 to equal or exceed 1996 levels. Revenues in Europe, North America, and Japan accounted for 31%, 33%, and 14%, respectively, of total revenues in the first quarter of 1997, compared with 28%, 32%, and 21%, respectively, in the first quarter of 1996.

     Gross profit for the first quarter of 1997 decreased to 39% from 41% in the first quarter of 1996 and remained flat compared to the fourth quarter of 1996. The decrease in gross profit is primarily due to average selling price degradation and start-up costs related to the new leased fab facility in Itzehoe, Germany.

     Research and development expenditures decreased 33% in the first quarter of 1997 to $4.1 million, compared to $6.1 million in the first quarter of 1996. Compared to the fourth quarter of 1996, research and development expenditures decreased slightly by $0.5 million as the Company remains committed to the development of future products and continues to invest in power MOSFET and power IC technology and product development. Planned research and development expenditures for 1997 are expected to be comparable to that of 1996.

     Selling, marketing, and administration expenses as a percentage of revenues decreased from 21% in the first quarter of 1996 to 20% in the first quarter of 1997. This decrease as a percentage of revenues is due to continuing economies of scale and cost controls.

     Interest expense for the first quarter of 1997 remained flat at $0.6 million compared to the first quarter of 1996, as short-term market interest rates have remained relatively flat over the past year.

     Other income, comprised mainly of interest income, remained flat at $0.2 million for the first quarter of 1997 compared with the first quarter of 1996.

     Income tax expense increased in the first quarter of 1997 to $1.7 million, up $0.9 million over the first quarter of 1996, as a result of the utilization of net operating loss carryforwards at the end of 1996 and reduction of credit carryforwards.

     During its quarterly assessment of deferred income taxes, management kept the valuation allowance on deferred income tax assets unchanged. This decision to maintain the net deferred income tax assets was based on management's belief that, it is more likely than not, the Company will realize benefit from a portion of its deferred income taxes. The primary positive factors assessed by management in reaching its conclusion about the Company's ability to realize the deferred income tax assets include positive earnings and continued increases in gross profits for the past three years.

     The expectations for the future are that, even with the extremely volatile environment in which the Company competes, operating income of the Company will more than likely be sufficient to realize a portion of the deferred income tax asset; however, due to certain factors beyond management's control, there can be no assurance that sufficient taxable income will be generated in each of the Company's taxing jurisdictions to realize recorded tax benefits. In addition, there is no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

     The primary negative factors assessed by management in reaching its conclusion about the Company's ability to realize the net deferred income tax asset are discussed in the section titled "Certain Factors" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's 1996 annual report on Form 10-K, which is incorporated herein by reference.


LIQUIDITY AND CAPITAL RESOURCES


     Cash and equivalents decreased by $7.4 million and the short term investment with affiliate decreased by $5.0 million from December 31, 1996 due to large expenditures in the first quarter of 1997. These included capital expenditures, royalty payments, commissions, yearly management and employee bonuses, the 401(k) company match, and profit sharing contributions. Management expects 1997 cash flows from operations to be sufficient to fund investments in capital expenditures and research and development.

     Accounts receivable increased $3.1 million or 8% from December 31, 1996. This increase is largely attributable to continuing strong sales in Europe during the first quarter and due to the longer payment terms typically afforded European customers.

     Capital expenditures were $7.0 million in the first quarter of 1997, compared to $9.4 million in the first quarter of 1996. These related mostly to additions for plant capacity expansion. Capital spending in 1997, funded from cash provided by operating activities, is expected to approximate the 1996 level.

     Current liabilities decreased $9.0 million or 11% from December 31, 1996. This decrease is mainly due to the payment of certain liabilities which are paid only once a year, including annual management and employee bonuses, the 401(k) company match, and profit sharing contributions.

SAFE HARBOR STATEMENT

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical information, the matters discussed in this Form 10Q are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, availability of raw materials and critical manufacturing equipment, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.

                                     PART II



Item 6    Exhibits and Reports on Form 8-K

          (a)  The following Exhibits are filed herewith:

               10.11     Special Retention Bonus Plan of Siliconix incorporated

               10.12 Change-in-Control Severance Plan of Siliconix incorporated

          (b) No reports on Form 8-K were filed during the quarter ended March 30, 1997

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SILICONIX INCORPORATED




Date: May 14, 1997                      By:  /s/Juergen F. Biehn
                                             -------------------
                                             Juergen F. Biehn
                                             Senior Vice President and
                                             Chief Financial Officer