Form 10-Q
period 1997-06-29
SILICONIX INC
filed 1997-08-13
CIK 90283

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549
                                 ___________________

                                      FORM 10-Q
(Mark One)

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 29, 1997

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

                                   Yes  X     No
                                        -         -

    Indicate the number of shares outstanding of each of the registrant's classes of common stock:

    Common stock, $0.01 par value -- 9,959,680 outstanding shares as of August 1, 1997.

                                SILICONIX INCORPORATED

                            TABLE OF CONTENTS TO FORM 10-Q


Part I.  Financial Information                                   Page No.

Item 1   Financial Statements

          Consolidated statements of operations for the
          three months and six months ended June 29, 1997             3
          and June 30, 1996

          Consolidated balance sheets as
          of June 29, 1997 and December 31, 1996                      4

          Consolidated statements of cash flows for the
          six months ended June 29, 1997 and June 30, 1996            5

          Notes to consolidated financial statements                  6-7

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                8-10


Part II. Other Information

Item 4   Submission of Matters to a Vote of Security Holders          11

Item 6   Exhibits and Reports on Form 8-K                             11

         Signature                                                    12

                                        PART 1



                                SILICONIX INCORPORATED

                        CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------
                                          Three Months Ended   Six Months Ended

                                           June 29,  June 30,  June 29,  June 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)    1997      1996      1997      1996
----------------------------------------------------------------------------------
Net sales                                  $80,024   $64,079  $150,236  $134,140
Cost of sales                               49,815    37,979    92,931    79,358
                                         ---------------------------------------
Gross profit                                30,209    26,100    57,305    54,782
Research and development                     4,394     4,951     8,523    11,121
Selling, marketing, and administration      14,889    13,559    28,798    27,983
                                         ---------------------------------------
Operating income                            10,926     7,590    19,984    15,678
Interest expense                               571       592     1,160     1,182
Other (income) expense - net                   187       (30)      (19)     (192)
                                         ---------------------------------------
Income before taxes                         10,168     7,028    18,843    14,688
Income taxes                                 2,135       774     3,870     1,615
                                         ---------------------------------------
Net income after taxes                      $8,033    $6,254   $14,973   $13,073
                                         ---------------------------------------
                                         ---------------------------------------



Net income per share                      $0.81     $0.63     $1.50     $1.31
                                         ---------------------------------------
                                         ---------------------------------------


Shares used to compute earnings
  per share                               9,960     9,960     9,960     9,960
                                         ---------------------------------------
                                         ---------------------------------------


See accompanying notes to consolidated financial statements.

                                SILICONIX INCORPORATED

                             CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------
                                               June 29,   December 31,
(IN THOUSANDS)                                   1997        1996
----------------------------------------------------------------------

Assets
----------------------------------------------------------------------
Current assets:
  Cash and equivalents                          $3,614      $12,201
  Short term investment with affiliate          10,116       12,136
  Accounts receivable, less allowances          45,044       37,044
  Accounts receivable from affiliates           16,383       14,802
  Inventories                                   30,554       30,162
  Other current assets                          12,681        8,044
  Deferred income taxes                          6,314        5,314
                                             ---------     --------
    Total current assets                       124,706      119,703
                                             ---------     --------


Property, plant and equipment, at cost:
  Land                                           1,174        1,183
  Buildings and improvements                    43,429       42,672
  Machinery and equipment                      203,983      187,791
                                             ---------     --------
                                               248,586      231,646
  Accumulated depreciation                    (133,098)    (124,524)
                                             ---------     --------
    Net property, plant and equipment          115,488      107,122
                                             ---------     --------
Other assets                                    13,944       11,844
                                             ---------     --------
    Total assets                              $254,138     $238,669
                                             ---------     --------
                                             ---------     --------


Liabilities and Shareholders' Equity
-----------------------------------------------------------------------
Current liabilities:
  Current portion of debt obligations           $1,039       $1,041
  Accounts payable                              28,510       26,286
  Accounts payable to affiliates                 6,297       11,115
  Accrued payroll and related compensation      13,478       13,614
  Accrued liabilities                           30,861       29,418
                                             ---------     --------
    Total current liabilities                   80,185       81,474

Long-term related party debt                    34,570       34,570
Long-term debt, less current portion             4,742        4,859
Deferred income taxes                            3,148        1,148
                                             ---------     --------
    Total liabilities                          122,645      122,051
                                             ---------     --------

Shareholders' equity:
  Common stock                                     100          100
  Additional paid-in-capital                    59,452       59,440
  Retained earnings                             72,508       57,535
  Accumulated translation adjustments             (567)        (457)
                                             ---------     --------
    Total shareholders' equity                 131,493      116,618
                                             ---------     --------
    Total liabilities and shareholders'
      equity                                  $254,138     $238,669
                                             ---------     --------
                                             ---------     --------


See accompanying notes to consolidated financial statements.

                                SILICONIX INCORPORATED

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
                                           Six Months Ended    Six Months Ended
                                               June 29,            June 30,
(IN THOUSANDS)                                   1997                1996
--------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                     $14,973             $13,073
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization               10,599               7,986
    Deferred income taxes                        1,000                (500)
    Undistributed earnings from joint
      venture                                   (1,336)             (1,163)
    Other non-cash (income) expenses              (119)                226
    Changes in:
      Accounts receivable                       (7,683)              6,117
      Accounts receivable from affiliates       (1,581)             (5,175)
      Inventories                                 (390)             (5,169)
      Other current assets                      (3,842)             (2,926)
      Accounts payable                           2,221                (701)
      Accounts payable to affiliates            (4,818)              5,507
      Accrued liabilities                        1,258              (5,536)
                                              -----------------------------
Net cash provided by operating activities       10,282              11,739
                                              -----------------------------

Cash flows from investing activities:
Purchase of property, plant and equipment      (18,018)            (25,112)
Investment in joint venture                          -              (2,053)
Short term investment with affiliate             2,020               9,275
Purchase of other assets                        (2,506)             (2,046)
                                              -----------------------------
Net cash used in investing activities          (18,504)            (19,936)
                                              -----------------------------


Effect of exchange rate changes on
  cash and equivalents                            (365)                148
                                              -----------------------------
Net decrease in cash and equivalents            (8,587)             (8,049)

Cash and equivalents:
Beginning of period                             12,201              10,513
                                              -----------------------------
End of period                                   $3,614              $2,464
                                              -----------------------------
                                              -----------------------------



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

    In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for, and as of the end of, the periods indicated therein. These statements should be read in conjunction with the Company's December 31, 1996 consolidated financial statements and notes thereto. The results of operations for the first six months of 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.       INVENTORIES

    The components of inventory consist of the following:

                                 June 29,    December 31,
                                  1997           1996
                                 -------     ------------
                                      (000s omitted)

    Finished goods               $ 2,760        $ 6,105
    Work-in-process               24,071         18,838
    Raw materials                  3,723          5,219
                                 -------        -------
                                 $30,554        $30,162
                                 -------        -------
                                 -------        -------

NOTE 3.       CONTINGENCIES

    The Company is party to two environmental proceedings. The first involves property that the Company vacated in 1972. The California Regional Water Quality Control Board (RWQCB) issued a cleanup and abatement order to both the Company and the current owner of the property. The Company subsequently reached a settlement of this matter with the current owner in which the current owner indemnifies the Company against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the site, including liability arising out of the current cleanup and abatement order. The second proceeding involves the Company's current facility in Santa Clara. The RWQCB issued a cleanup and abatement order based on the discovery of contamination of both the soil and the groundwater on the property by certain chemical solvents. The Company is currently engaged in certain remedial action and has accrued $750,000 for the estimated future costs related to this matter.

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

                                SILICONIX INCORPORATED

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)



NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic EPS will not differ materially from net income per share as presented in the accompanying consolidated financial statements.

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131, effective for fiscal years beginning after December 15, 1997, establishes standards for an enterprise to report information about operating segments in annual financial statements and interim financial reports. The Company is presently analyzing these statements and has not yet determined the impact on the Company's financial statements.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


    Siliconix designs, markets, and manufactures power and analog semiconductor products. The Company focuses on technologies and products for the computer, data storage, communications, and automotive markets.

    Revenues in the second quarter of 1997 increased to $80.0 million, compared with $64.1 million in the second quarter of 1996. For the first six months of 1997, revenues were $150.2 million, compared with $134.1 million for the first six months of 1996. Increased demand for both the power MOSFET and power IC products accounted for much of the growth in the second quarter and the first six months of 1997. Sales of power MOSFETs grew by 34%, increasing to 67% of total revenues in the second quarter of 1997, compared with 63% of total revenues in the second quarter of 1996. Sales of power ICs grew by almost 40%, increasing to 11% of total revenues in the second quarter of 1997, compared with 10% in the second quarter of 1996. Revenue growth for both product lines was driven by products used in the telecommunication and computer markets. Sales in Europe and North America were up 53% and 20%, respectively, from the second quarter of 1996. Revenues in Asia Pacific, excluding Japan, were up over 60%, with revenues in Japan down 32% from the second quarter of 1996. The revenue decrease in Japan is due to the combination of pricing pressures from increased competition and the appreciation of the yen against the dollar during the quarter. Revenues in Europe, North America, and Asia Pacific accounted for 30%, 36%, and 34%, respectively, of total revenues in the second quarter of 1997, compared with 25%, 37%, and 38%, respectively, in the second quarter of 1996.

    Gross profit decreased to 38% for the second quarter of 1997 from 41% in the second quarter of 1996 and 39% in the first quarter of 1997. Gross profit for the first six months of 1997 decreased to 38% from 41% for the first six months of 1996. The decrease in gross profit is primarily due to pricing pressures worldwide, but especially in Japan, as well as start-up costs associated with the new fabrication facility in Itzehoe, Germany.

    Research and development as a percentage of revenues decreased to 6% for the second quarter of 1997 from 8% for the second quarter of 1996. The Company remains committed to the development of future products and continues to invest in power MOSFET and power IC technology as well as product development. Planned research and development expenditures for 1997 are expected to be below that of 1996.

    Selling, marketing, and administration expenses as a percentage of revenues decreased to 19% for the second quarter of 1997 from 21% for the second quarter of 1996. This decrease as a percentage of revenues is a result of continuing economies of scale and the Company's commitment to maintaining its cost reduction programs.

    Interest expense for the first half of 1997 remained flat at $1.2 million compared to the first half of 1996, as short-term market interest rates have not fluctuated significantly over the past year.

    Other income for the first half of 1997 decreased $0.2 million from the first half of 1996. Other income/expense is mainly comprised of interest income and accounts receivable discounts. The decrease in other income is primarily due to additional accounts receivable discounts taken in Europe.

    Income tax expense increased in the second quarter of 1997 to $2.1 million from $0.8 million for the second quarter of 1996. For the first six months of 1997, income tax expense was $3.9 million as compared to $1.6 million for the first six months of 1996. This increase is due to the increase in earnings before taxes during the first half of 1997 and the depletion of net operating loss carryforwards at the end of 1996.

    During its quarterly assessment of deferred income taxes, management reduced the valuation allowance on deferred income tax assets. This decision to reduce the net deferred income tax assets was based on management's belief that, it is more likely than not, the Company will realize benefit from a portion of its deferred income taxes. The primary positive factors assessed by management in reaching its conclusion about the Company's ability to realize the deferred income tax assets include positive earnings and continued increases in gross profits for the past three years.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operations were $10.3 million for the six-month period ended June 29, 1997 as compared to $11.7 million for the six-month period ended June 30, 1996. Cash and equivalents decreased by $8.6 million and the short term investment with affiliate decreased by $2.0 million from December 31, 1996 due to large expenditures in the first half of 1997. These included capital expenditures, royalty payments, commissions, yearly management and employee bonuses, the 401(k) company match, and profit sharing contributions. Management expects 1997 cash flows from operations to be sufficient to fund investments in capital expenditures and research and development.

    Accounts receivable increased $8.0 million or 22% from December 31, 1996. This increase is a result of record revenues earned in the second quarter of 1997. Revenues for the second quarter of 1997 totaled $80.0 million, compared with $72.8 million for the fourth quarter of 1996. In addition, there is continuing revenue growth in Europe and longer payment terms are typically afforded to European customers.

    Net affiliate receivables/payables increased $6.4 million from December 31, 1996 mainly due to timing differences of cash remitted to our unconsolidated affiliates. In addition, there was an increase in selling and administrative expenses incurred on behalf of our unconsolidated affiliates, which are reimbursed at cost.

    Other current assets increased $4.6 million or 58% from December 31, 1996. The majority of this increase is due to purchases of equipment and supplies on behalf of our subcontrators in Taiwan and Germany, which are reimbursed at cost.

    Capital expenditures were $18.0 million in the first six months of 1997, compared to $25.1 million in the first six months of 1996. These expenditures were mainly related to additions for plant capacity expansion. Capital spending in 1997, funded from cash provided by operating activities, is expected to approximate the 1996 level.

    Other assets increased $2.1 million or 18% from December 31, 1996 due to an increase in the investment in Simconix, the Company's joint venture in The People's Republic of China.

    Current liabilities decreased $1.3 million or 2% from December 31, 1996. This decrease is mainly due to the payment of certain liabilities which are paid only once a year, including annual management and employee bonuses, the 401(k) company match, and profit sharing contributions.

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

PART II - OTHER INFORMATION

ITEM     4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The registrant's Annual Meeting of Shareholders was held on June 6, 1997.

         (b)  Not applicable.

         (c) There were two matters voted on at the Meeting. A brief description of each of these matters, and the results of the votes thereon, are as follows:

              1.  Election of Directors

                   Nominee                  For            Abstain
                   -------------------      ---------      -------
                   Hanspeter Eberhardt      9,692,547      47,515
                   Richard Kulle            9,692,829      47,233
                   Frank Maier              9,692,736      47,326
                   Michael Muehlbayer       9,692,532      47,530
                   Robert Wehrli            9,692,534      47,528
                   Peter Westrick           9,692,736      47,326


              2. Ratification of the appointment of KPMG Peat Marwick LLP as the registrant's auditors for the fiscal year ending December 31, 1997.

                                                               Broker
                   For            Against        Abstain       Nonvotes
                   ---------      -------        -------       --------
                   9,728,176      1,524          10,362        219,618

        (d)  Not applicable.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the quarter ended June 29, 1997.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SILICONIX INCORPORATED




Date: August 13, 1997                       By: /s/Juergen F. Biehn
                                                -------------------

                                                 Juergen F. Biehn
                                                 Senior Vice President and
                                                 Chief Financial Officer