Form 10-Q
period 1997-09-28
SILICONIX INC
filed 1997-11-12
CIK 90283

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549
                                 -------------------

                                      FORM 10-Q
(Mark One)
    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 28, 1997

                                          OR

    __     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Common stock, $0.01 par value -- 9,959,680 outstanding shares as of November 1, 1997.

                                SILICONIX INCORPORATED

                            TABLE OF CONTENTS TO FORM 10-Q


Part I.  Financial Information                                      Page No.

Item 1   Financial Statements (Unaudited)

           Consolidated statements of operations for the three
           months and nine months ended September 28, 1997                3
           and September 29, 1996

           Consolidated balance sheets as of September 28, 1997
           and December 31, 1996                                          4

           Consolidated statements of cash flows for the nine
           months ended September 28, 1997 and September 29, 1996         5

           Notes to consolidated financial statements                     6-7

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    8-10


Part II. Other Information

Item 6   Exhibits and Reports on Form 8-K                                 11

         Signature                                                        12

                                        PART 1


                                SILICONIX INCORPORATED

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)


---------------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                     Nine Months Ended

                                                 September 28,       September 29,       September 28,      September 29,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              1997                1996                1997               1996
---------------------------------------------------------------------------------------------------------------------------
Net sales                                          $  80,960           $  62,033           $ 231,196           $ 196,173
Cost of sales                                         48,848              37,771             141,779             116,736
                                                --------------------------------------------------------------------------
Gross profit                                          32,112              24,262              89,417              79,437
Research and development                               4,026               5,095              12,549              16,131
Selling, marketing, and administration                16,748              11,847              45,546              40,308
                                                --------------------------------------------------------------------------
Operating income                                      11,338               7,320              31,322              22,998
Interest expense                                         590                 592               1,750               1,774
Other (income) expense - net                              12                (158)                 (7)               (350)
                                                --------------------------------------------------------------------------
Income before taxes                                   10,736               6,886              29,579              21,574
Income taxes                                           2,362                 998               6,232               2,613
                                                --------------------------------------------------------------------------
Net income                                         $   8,374           $   5,888           $  23,347           $  18,961
                                                --------------------------------------------------------------------------
                                                --------------------------------------------------------------------------


Net income per share                               $    0.84           $    0.59           $    2.34           $    1.90
                                                --------------------------------------------------------------------------
                                                --------------------------------------------------------------------------


Shares used to compute earnings per share              9,960               9,960               9,960               9,960
                                                --------------------------------------------------------------------------
                                                --------------------------------------------------------------------------




See accompanying notes to consolidated financial statements.

                                SILICONIX INCORPORATED

                             CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------
                                                 September 28,   December 31,
(IN THOUSANDS)                                       1997           1996
--------------------------------------------------------------------------------
                                                  (UNAUDITED)

Assets
--------------------------------------------------------------------------------

Current assets:
 Cash and equivalents                            $   10,577      $   12,201
 Short term investment with affiliate                 6,044          12,136
 Accounts receivable, less allowances                42,809          37,044
 Accounts receivable from affiliates                 16,593          14,802
 Inventories                                         35,986          30,162
 Other current assets                                17,502           8,044
 Deferred income taxes                                7,314           5,314
                                                  ---------------------------
  Total current assets                              136,825         119,703
                                                  ---------------------------


Property, plant and equipment, at cost:
 Land                                                 1,174           1,183
 Buildings and improvements                          43,765          42,672
 Machinery and equipment                            208,193         187,791
                                                  ---------------------------
                                                    253,132         231,646
 Accumulated depreciation                          (136,307)       (124,524)
                                                  ---------------------------
  Net property, plant and equipment                 116,825         107,122
Other assets                                         14,849          11,844
                                                  ---------------------------
  Total assets                                   $  268,499      $  238,669
                                                  ---------------------------
                                                  ---------------------------


Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------

Current liabilities:
 Current portion of debt obligations             $        -      $    1,041
 Accounts payable                                    30,365          26,286
 Accounts payable to affiliates                       9,875          11,115
 Accrued payroll and related compensation            13,909          13,614
 Accrued liabilities                                 31,902          29,418
                                                  ---------------------------
  Total current liabilities                          86,051          81,474

Long-term related party debt                         34,570          34,570
Long-term debt, less current portion                  3,879           4,859
Deferred income taxes                                 4,148           1,148
                                                  ---------------------------
  Total liabilities                                 128,648         122,051
                                                  ---------------------------
Shareholders' equity:
 Common stock                                           100             100
 Additional paid-in-capital                          59,458          59,440
 Retained earnings                                   80,882          57,535
 Accumulated translation adjustments                   (589)           (457)
                                                  ---------------------------
  Total shareholders' equity                        139,851         116,618
                                                  ---------------------------
  Total liabilities and shareholders' equity     $  268,499      $  238,669
                                                  ---------------------------
                                                  ---------------------------

See accompanying notes to consolidated financial statements.

                                SILICONIX INCORPORATED

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

--------------------------------------------------------------------------------
                                          Nine Months Ended   Nine Months Ended
                                            September 28,       September 29,
(IN THOUSANDS)                                   1997               1996
--------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                     $ 23,347           $  18,961
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                  16,676              12,865
  Deferred income taxes                           1,000              (1,900)
  Undistributed earnings from joint venture      (2,265)             (1,514)
  Payment of pension benefits                    (1,394)                (23)
  Other non-cash expenses                           481                 377
  Changes in:
   Accounts receivable                           (5,438)              8,245
   Accounts receivable from affiliates           (1,791)             (1,684)
   Inventories                                   (5,822)             (5,180)
   Other current assets                          (8,326)             (1,469)
   Accounts payable                               4,036              (8,399)
   Accounts payable to affiliates                (1,240)             (1,445)
   Accrued liabilities                            2,707                 183
                                               ----------------------------
Net cash provided by operating activities        21,971              19,017
                                               ----------------------------

Cash flows from investing activities:
Purchase of property, plant and equipment       (24,610)            (31,829)
Investment in joint venture                           -              (2,053)
Short term investment with affiliate              6,092              12,768
Purchase of other assets                         (3,750)             (2,340)
                                               ----------------------------
Net cash used in investing activities           (22,268)            (23,454)
                                               ----------------------------

Cash flows from financing activities:
Repayment of short term debt                       (999)                  -

Effect of exchange rate changes on
 cash and equivalents                              (328)                123
                                               ----------------------------

Net decrease in cash and equivalents             (1,624)             (4,314)

Cash and equivalents:
Beginning of period                              12,201              10,513
                                               ----------------------------
End of period                                  $ 10,577            $  6,199
                                               ----------------------------
                                               ----------------------------


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

     In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for, and as of the end of, the periods indicated therein. These statements should be read in conjunction with the Company's December 31, 1996 consolidated financial statements and notes thereto. The results of operations for the first nine months of 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   INVENTORIES

     The components of inventory consist of the following:

                           September 28,       December 31,
                               1997               1996
                               ----               ----
                                    (In thousands)

     Finished goods      $     4,715         $     6,105
     Work-in-process          24,686              18,838
     Raw materials             6,585               5,219
                         -----------         -----------
                         $    35,986         $    30,162
                         -----------         -----------
                         -----------         -----------

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


     Revenues in the third quarter of 1997 increased to a record $81.0 million, compared with $62.0 million in the third quarter of 1996. For the first nine months of 1997, revenues were $231.2 million, compared with $196.2 million for the first nine months of 1996. Increased demand from the telecommunications market for power MOSFET products accounted for much of the revenue growth in the third quarter and first nine months of fiscal 1997. Sales of power MOSFETs grew by 39% from the third quarter of last year and again achieved record quarterly revenues. Power MOSFET sales for the first nine months of 1997 increased 25% from the first nine months of 1996. Sales in Europe and North America were up 32% and 37%, respectively, from the third quarter of 1996. Revenues in Asia Pacific, excluding Japan, were up 53% with revenues in Japan down somewhat from the third quarter of 1996. Sales in Europe and North America were up 31% and 21%, respectively, from the first nine months of 1996. Revenues in Asia Pacific, excluding Japan, were up 39% with revenues in Japan down somewhat from the first nine months of 1997. The revenue decrease in Japan is primarily due to intense pricing competition, caused in part by excess DRAM capacity in Japan which has been converted to PowerMOS production. In addition, the weakness of the yen against the dollar during 1997 has also contributed to the revenue decrease in Japan.

     Gross margin increased to 40% in the third quarter of 1997 from 39% in the third quarter of 1996. Gross margin for the first nine months of 1997 decreased to 39% from 40% for the same period in 1996. The decrease in year-to-date margins is primarily due to pricing pressures worldwide, but especially in Japan, as well as start-up costs associated with the leased fabrication facility in Itzehoe, Germany. As production at the leased fabrication facility in Itzehoe, Germany, reaches its planned capacity by mid-1998, we anticipate a favorable impact on manufacturing costs, resulting in an increase in gross margin related to this area.

     Research and development as a percentage of revenues decreased to 5% for the third quarter of 1997 from 8% for the third quarter of 1996. Research and development as a percentage of revenues was 5% and 8% for the first nine months of 1997 and 1996, respectively. The Company remains committed to the development of future products and continues to invest in power MOSFET and power IC technology as well as product development. Planned research and development expenditures for 1997 are expected to be below those of 1996.

     Selling, marketing, and administration expenses as a percentage of revenues increased to 21% for the third quarter of 1997 from 19% for the third quarter of 1996. However, selling, marketing, and administration expenses as a percentage of revenues for the first nine months of 1997 decreased to 20% from 21% for the same period of 1996. Continued economies of scale and the Company's cost reduction programs will be offset in the second half of the year by incremental spending in anticipation of 1998 growth. The Company anticipates 1997 selling, marketing, and administration expenses as a percentage of revenues to be comparable to 1996 levels.

     Interest expense for the first nine months of 1997 remained flat at $1.8 million compared to the first nine months of 1996, as short-term market interest rates have not fluctuated significantly over the past year.

     Income tax expense increased in the third quarter of 1997 to $2.4 million from $1.0 million for the third quarter of 1996. For the first nine months of 1997, income tax expense was $6.2 million as compared to $2.6 million for the first nine months of 1996. This increase is due to the depletion of net operating loss carryforwards at the end of 1996 and the increase in earnings before taxes during the first nine months of 1997.

     During its quarterly assessment of deferred income taxes, management reduced the valuation allowance on deferred income tax assets. This decision to recognize additional deferred income tax assets was based on management's belief that, it is more likely than not, the Company will realize benefit from a portion of its deferred income taxes. The primary positive factors assessed by management in reaching its conclusion about the Company's ability to realize the deferred income tax assets include positive earnings and continued increases in gross profits for the past three years.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operations were $22.0 million for the nine-month period ended September 28, 1997 as compared to $19.0 million for the nine-month period ended September 29, 1996. Cash and equivalents decreased by $1.6 million and the short term investment with affiliate decreased by $6.1 million from December 31, 1996 due to large expenditures in the first nine months of 1997. These included capital expenditures, royalty payments, commissions, yearly management and employee bonuses, the 401(k) company match, and profit sharing contributions. Management expects 1997 cash flows from operations to be sufficient to fund investments in capital expenditures and research and development.

     Accounts receivable increased $5.8 million or 16% from December 31, 1996. This increase is a result of record revenues earned in the third quarter of 1997. Revenues for the third quarter of 1997 totaled $81.0 million, compared with $72.8 million for the fourth quarter of 1996. In addition, there is continuing revenue growth in Europe and longer payment terms are typically afforded to European customers.

     Net affiliate receivables/payables increased $3.0 million from December 31, 1996 mainly due to timing differences of cash remitted to our unconsolidated affiliates. In addition, there was an increase in selling and administrative expenses incurred on behalf of our unconsolidated affiliates, which are reimbursed at cost.

     Inventories increased $5.8 million or 19% from December 31, 1996 primarily due to the addition of manufacturing capacity, including the leased Itzehoe, Germany fabrication facility, in order to achieve 1997 planned revenue.

     Other current assets increased $9.5 million from December 31, 1996. The majority of this increase is due to purchases of equipment and supplies on behalf of our subcontractors in Taiwan and Germany, which are reimbursed at cost.

     Capital expenditures were $24.6 million in the first nine months of 1997, compared to $31.8 million in the first nine months of 1996. These expenditures were mainly related to additions for plant capacity expansion. Capital spending in 1997, funded from cash provided by operating activities, is expected to approximate the 1996 level.

     Other assets increased $3.0 million or 25% from December 31, 1996 due to an increase in the Company's 50% share in earnings in the investment in Simconix, the Company's joint venture in The People's Republic of China.

     Current liabilities increased $4.6 million or 6% from December 31, 1996. This increase is mainly due to the increase in income taxes payable associated with high revenue growth during the first nine months of 1997. In addition, the difference is attributed to the timing of cash remittances made to our subcontractors in Taiwan and Germany.

     Long-term debt decreased $1.0 million or 20% from December 31, 1996 mainly due to the payment of benefits under our Taiwan pension plan for employees electing early retirement.


SAFE HARBOR STATEMENT

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical information, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, availability of raw materials and critical manufacturing equipment, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


      (a)   The following exhibits are filed herewith:

            10.13 Special Retention Bonus Plan (1998) of Siliconix incorporated

            10.14 Amendment No. 1 to Change-in-Control Severance Plan of Siliconix incorporated

            10.15 Amendment No. 1 to Siliconix Key Professional Incentive Bonus Plan

            10.16 Amendment No. 2 to Siliconix Key Professional Incentive Bonus Plan

            10.17 Amendment No. 1 to Siliconix Key Professional Performance Unit Plan

            10.18 Amendment No. 2 to Siliconix Key Professional Performance Unit Plan

            27.1              Financial Data Schedule

      (b) No reports on Form 8-K were filed during the quarter ended September 28, 1997.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SILICONIX INCORPORATED



Date: November 12, 1997                      By: /s/Juergen F. Biehn
                                                 -------------------
                                                 Juergen F. Biehn
                                                 Senior Vice President and
                                                 Chief Financial Officer