Form 10-K
period 1997-12-31
SILICONIX INC
filed 1998-03-31
CIK 90283

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                               [NO FEE REQUIRED]
                  For the fiscal year ended December 31, 1997

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes _X_     No___

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

  The aggregate market value of voting stock held by nonaffiliates is $81,400,000, based upon the closing price for the registrant's Common Stock on March 20, 1998 ($41.875).

  The number of shares of the registrant's Common Stock, $0.01 par value, outstanding at March 20, 1998 was 9,959,680.

                      DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of the Siliconix incorporated 1997 Annual Report to
     Shareholders: Parts I, II, and IV.

2. Portions of the definitive Proxy Statement dated April 30, 1998 to be filed with the Securities and Exchange Commission on or about April 30, 1998, pursuant to Section 14 of the Securities Exchange Act of 1934, in connection with the 1998 Annual Meeting of Shareholders of Siliconix incorporated: Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

  Siliconix designs, markets, and manufactures power and analog semiconductor products. The Company focuses on technologies and products for the communications, computer, and automotive markets; additionally, many of the Company's products are also used in instrumentation and industrial applications.

  Founded in 1962, Siliconix uses its advanced technology and applications expertise to develop value-added products for power management and conversion. These products serve two types of markets. The first type, represented by the communications and computer markets, exhibits design cycles as short as a few months and product life cycles as short as six to twelve months, thus creating numerous new opportunities for the Company. The other type, represented by the automotive market, exhibits long design cycles, sometimes as much as four or five years, and product life cycles as long or longer. Participation in both types of businesses helps the Company balance growth opportunities with research and development investments required to maintain technology leadership.

  Siliconix was a member of TEMIC Semiconductors, a division of the Daimler-Benz microelectronics consortium, for several years. On December 16, 1997, Daimler-Benz announced that it had agreed to sell the Semiconductor Division of TEMIC, which included its 80.4% interest in Siliconix, to Vishay Intertechnology, Inc. ("Vishay") of Malvern, Pennsylvania. The acquisition was completed on March 2, 1998, and on that date, Vishay became the Company's largest shareholder. The Company's products will continue to be marketed with the Siliconix brand name under the Vishay umbrella.

  Coincident with the acquisition of the majority interest in Siliconix by Vishay, Richard J. Kulle stepped down as Siliconix President and CEO and was replaced by Dr. King Owyang, formerly Executive Vice President, Technology & Silicon Operations. Dr. Owyang has been employed by Siliconix for ten years and served in his previous position for approximately six years. From the beginning of his employment, Dr. Owyang led the technology advances which are the foundation of Siliconix's growth and profitability.

PRODUCTS

  All of the analog and power products produced by Siliconix can be divided into two general classes: discrete devices and integrated circuits (ICs). Discrete devices are active components that generate, control, regulate, amplify, or switch electronic signals or energy. They must be interconnected with other, passive components (E.G., resistors, capacitors, inductors, etc.) to create an electronic circuit. ICs consist of a number of active and passive components, interconnected on a single chip, that are intended to perform a specific function.

  The Company's discrete power MOSFETs (an acronym for "metal oxide semiconductor field effect transistor") and power ICs are designed for similar applications and can often be used together as chip sets with complementary performance characteristics optimized for a specific application.

  Power MOSFETs are the Company's fastest growing products in terms of sales. In this product line, Siliconix has focused on low-voltage products that are prevalent in battery-operated products (E.G., notebook computers and cellular phones) and in automotive systems. Siliconix has maintained technology leadership in low-voltage, surface-mount power MOSFETs through advances in both silicon technologies and product packaging. Advanced silicon process technologies, such as the Company's "Trench" technology, offer very high cell densities and low device on-resistance. These process technologies have been coupled with innovative packaging techniques to create surface-mount product families, such as LITTLE FOOT-Registered Trademark- power MOSFETs, that provide customers with size and performance benefits as well as manufacturing compatibility with digital integrated circuits.

  Siliconix power ICs include power conversion and interface ICs, and motor control ICs. The Company's power conversion and interface ICs are based on low-voltage, mixed-signal silicon processes that offer customers higher frequencies and greater efficiencies than competitive products. They are used in applications where an input voltage from a battery or other supply source must be switched or converted to a level that is compatible with logic signals used by microprocessors and other digital components in the system. The Company's motor control ICs are used to control motion in data storage applications (E.G., optical and hard disk drives) and to control the speed of small motors in office equipment (E.G., printers and copy machines).

  The Company's mature product lines include discrete small-signal transistors and signal processing ICs (I.E., analog switches and multiplexers). The small-signal transistors range from junction field-effect transistors ("JFETs"), Siliconix's original product line, which remain critical for some applications, to newer transistor processes, such as the Company's lateral DMOS process, which offer performance advantages over competitors' similar product lines. The analog switches and multiplexers are primarily used in instrumentation and industrial equipment that receives and/or outputs real-world analog signals.

   The following table shows net sales and the percentage of the Company's net sales attributable to the product categories for the periods indicated (dollars in thousands).


                                      Years ended December 31
                                      -----------------------

                                1997             1996              1995
                                ----             ----              ----
Integrated Circuits          $ 66,509    21%   $ 65,135    24%   $ 64,179    26%
Discrete Devices,
  LITTLE FOOT and
  LITE FOOT-Registered
   Trademark-                 255,042    79%    203,799    76%    186,112    74%
                             --------   ----   --------   ----   --------   ----
                             $321,551   100%   $268,934   100%   $250,291   100%
                             --------   ----   --------   ----   --------   ----
                             --------   ----   --------   ----   --------   ----


MANUFACTURING

  The Company's manufacturing operations are strategically located to support customer manufacturing locations, to cultivate growth markets, and to access cost-effective engineering talent. All of the Company's manufacturing sites use Statistical Process Control methods of total quality control and have ISO 9000 certification.

  Siliconix fabricates wafers for its advanced power products at its Santa Clara, California manufacturing headquarters, where the Company maintains a Class 1 (clean room classification) six-inch wafer fab. Further capacity for wafer fabrication of power products was added during 1997 in a Class 1 facility in Itzehoe, Germany. Wafers for analog switches and multiplexers are fabricated in the Company's four-inch wafer fab in Santa Clara. In 1997, fabrication of the Company's JFETs was transferred to a foundry in Beijing, China.

  Assembly and testing of the Company's products are performed in Company facilities in Taiwan and Shanghai, China, and by subcontractors in the Philippines and India. The Shanghai facility is a joint venture between Siliconix and the Shanghai Institute of Metallurgy.

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

SALES

  From 1993 until the change of ownership, Siliconix sales were handled by the sales organization of TEMIC Semiconductors, the semiconductor division of the Daimler-Benz microelectronics group, which included Siliconix, Telefunken Semiconductors, Matra MHS, and Dialog Semiconductor. Unifying the sales activities for these four companies brought value to customers by allowing them to deal with one entity for a broader range of their semiconductor needs. Today, the Company's products are sold by the Vishay worldwide sales organization, which consists of much of the same worldwide structure of sales representatives and distributors that was established for TEMIC Semiconductors.

  The sales organizations are regionally based, functioning as agents that earn a commission at a fixed percentage of sales and performing all sales-related activities. The following table shows net sales and the percentage of the Company's net sales on a geographic basis for the periods indicated (dollars in thousands).

                                      Years ended December 31
                                      -----------------------

                                1997             1996              1995
                                ----             ----              ----
North America                $113,890     36%  $ 89,596     33%  $ 93,613    37%
Europe                         90,480     28%    71,739     27%    64,897    26%
Japan                          33,359     10%    51,065     19%    31,944    13%
Asia Pacific                   83,822     26%    56,534     21%    59,837    24%
                             --------    ----  --------    ----  --------   ----
                             $321,551    100%  $268,934    100%  $250,291   100%
                             --------    ----  --------    ----  --------   ----
                             --------    ----  --------    ----  --------   ----

  In 1997, a Japanese distributor accounted for 10% of the Company's net sales. The Company markets its products in different geographic areas as follows.

  NORTH AMERICA: Sales are made by the North American field sales force and manufacturer's representative organizations, the latter being compensated by commissions only. Area sales managers coordinate these representatives and the North American sales force. North American sales offices are located in or near Santa Clara, California; Troy, Michigan; Basking Ridge, New Jersey; and Dallas, Texas.

  Sales not made directly to original equipment manufacturers are made through distributors, which currently have approximately 200 locations throughout the United States and Canada. Certain distributors are provided with contractual protection for their inventory against reductions in published prices and against product obsolescence.

  EUROPE: Sales are made by the European sales force and manufacturer's representative organizations. As in North America, sales not made directly to the original equipment manufacturers are made through distributors, with approximately 30 locations. The distributors are provided with certain inventory obsolescence and price protections similar to those granted to domestic distributors.

  JAPAN:  Sales in Japan are made by the Asia Pacific sales force.

  ASIA PACIFIC: Sales are made in Hong Kong, Korea, Taiwan, The People's Republic of China, and in Southeast Asia by the Asia Pacific sales force, headquartered in Singapore. In these locations, as in the United States, sales are made directly to original equipment manufacturers through field sales engineers or through manufacturer's representatives. Direct sales agents and representatives are compensated by commissions only.

  Sales in the rest of the world are made through manufacturer's representatives, stocking representatives, and distributors.

  For further information, see Note 7 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

ORDER BACKLOG

  As of December 31, 1997, the backlog of orders booked was $74.1 million. The backlog as of December 31, 1996 was $77.2 million. The Company includes in backlog only open orders which have been released by the customer for shipment in the calendar year 1998. The Company's customers encounter uncertain and changing demand for their products. They typically order products from the Company based on their forecasts. If demand falls below customers' forecasts, or if customers do not control their inventory effectively, they may cancel or reschedule their shipments previously ordered from the Company, in many instances without the payment of any penalty. Therefore, backlog is not necessarily indicative of sales for any future period.

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

RESEARCH AND DEVELOPMENT

  Research and development activities are directed toward expanding technology leadership. Focus is on developing new products and processes, and activities are ongoing to improve the cycle time from new product development to product release. Total expenditures were $17.8 million in 1997, $20.8 million in 1996, and $19.1 million in 1995. Significant effort has been expended on new power products and ICs where continued rapid market growth is expected.

PATENTS AND LICENSES

  Siliconix protects its technology leadership by securing patents on proprietary products and processes. As of December 31, 1997, Siliconix owned 130 U.S. patents, covering primarily semiconductor device structures, processes, and circuitry. Expiration dates for these patents range from 1998 to 2016. An additional eight patents have been allowed but not yet issued. There were also 64 U.S. patent applications pending. The Company believes that, as it increasingly utilizes these patents in the design and manufacture of its products, its royalty obligations will decrease significantly. See
Note 8 of Notes to Consolidated Financial Statements.

EMPLOYEES

  In the last three years, the total number of employees has remained relatively flat, with only key positions focused on target growth areas being added. On December 31, 1997, the Company employed 1,266 people, of whom 847 were employed in the United States, 402 in East Asia, and 17 in Europe.

   There are no collective bargaining agreements between the Company and its employees, and there have been no work stoppages due to labor difficulties. The Company considers its relations with its employees to be excellent.

EXECUTIVE OFFICERS

   The following sets forth the name, age, offices presently held, business experience, and principal occupation of the Company's executive officers:

        Name                        Office Presently Held
        ----                        ---------------------
     King Owyang          President and Chief Executive Officer
     Juergen F. Biehn     Senior Vice President and Chief Financial Officer
     John Cox             Vice President, Worldwide Environmental, Health & Safety Affairs

  Dr. Owyang, age 52, joined the Company in January 1988 as a divisional Vice President of Research and Development. He assumed additional responsibility for Corporate Reliability and Quality Assurance in April 1990. He became Vice President, Engineering in May 1990; Executive Vice President, Technology and Silicon Operations in April 1992; and President and Chief Executive Officer in March 1998. Prior to joining the Company, he served fourteen years at General Electric Semiconductor Division, the last two years as Manager of Research and Development Engineering of Power Integrated Circuit Products. Dr. Owyang holds B.S. and Ph.D. degrees in Physics.

  Mr. Biehn, age 56, joined the Company in March 1991 as Vice President and Corporate Controller. He became Chief Financial Officer in October 1991 and Senior Vice President in October 1996. He also became Chief Financial Officer of the TEMIC Semiconductor Discrete Components Division in April 1996 and served as such until March 1998. Prior to joining the Company, he was employed by AEG Aktiengesellschaft (a former affiliate of the Company which was subsequently merged into Daimler-Benz AG, the former parent corporation of the Company), a German company which then had interests in rail systems, microelectronics, power distribution, large power generating systems and automation systems, in a variety of positions, most recently Manager Departmental Director for controlling in the central administration headquarters. Mr. Biehn holds a German M.A. degree.

  Mr. Cox, age 49, joined the Company in April 1997 as Vice President, Worldwide Environmental, Health & Safety Affairs. He devotes approximately one-half of his time to the Company's affairs. Since September 1995, he has also been Executive Vice President and Principal Consultant of EnviroBusiness, Inc., an environmental consulting firm to high-technology industries, specializing in semiconductor and semiconductor equipment manufacturers. For more than the previous five years, he served as Corporate Director of Safety, Health & Environmental Affairs of Shipley Company.

ITEM 2. PROPERTIES.

  The Company owns its principal manufacturing plant and general offices which are located in four two-story buildings totaling 234,600 square feet on a 13-acre site in Santa Clara, California. TEMIC Semiconductor North America, Inc., a subsidiary of the Company, leases approximately 11,700 square feet of office space in Basking Ridge, New Jersey, where the Company's North American Sales Headquarters are located. Siliconix Limited, a subsidiary of the Company, currently occupies, under an agreement with TEMIC UK Limited, a subsidiary of Matra MHS (formerly an affiliated company), approximately 2,000 square feet of space in premises located in Bracknell, United Kingdom, where the Company's European Headquarters are located. TEMIC
(S) Pte. Ltd., also a subsidiary of the Company, occupies approximately 17,300 square feet of administrative space in premises in Singapore, where the Company's Far East Administrative Headquarters are located. TEMIC (S) Pte. Ltd. also leases approximately 22,100 square feet of manufacturing and general office space in Manila from TEMIC TELEFUNKEN microelectronics (Philippines) Inc., formerly an affiliated company. Siliconix (Taiwan) Limited, an indirect subsidiary of the Company, owns a 50,000-square-foot portion of a building in the Nan-Tse Export Processing Zone, a suburb of Kaohsiung, Taiwan, which consists of manufacturing and general office space. TEMIC Japan KK, another subsidiary of the Company, leases 2,700 square feet of general office space in Tokyo from Mercedes-Benz Japan. Shanghai Simconix Co. Ltd., a joint venture between the Company and the Shanghai Institute of Metallurgy (the "SIM"), leases 35,000 square feet of manufacturing and general office space in Shanghai from the SIM.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is party to two environmental proceedings. The first involved property that the Company vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to the Company and the current owner of the property. The Order alleged that the Company contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. The Company subsequently reached a settlement of this matter with the current owner of the property. The settlement also provided that the current owner will indemnify the Company and its employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which the Company remains nominally subject.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  As of March 20, 1998, there were 770 holders of record of the Company's Common Stock. Under Delaware law, the Company may pay dividends only from retained earnings or, if none, from net profits for the current or preceding fiscal year. The Company has paid no dividends since December 1980 in order to retain the Company's earnings to fund future growth requirements. No change in such policy is anticipated in the near future.

  A presentation of the highest and lowest "last trade" price for the Company's Common Stock for each quarterly period during 1996 and 1997 is incorporated by reference from the Company's 1997 Annual Report to Shareholders, portions of which are filed as Exhibit 13 hereto. The Company's Common Stock trades on the Nasdaq Stock Market under the symbol "SILI."

ITEM 6. SELECTED FINANCIAL DATA.

  Incorporated by reference from the Company's 1997 Annual Report to Shareholders, portions of which are filed as Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Incorporated by reference from the Company's 1997 Annual Report to Shareholders, portions of which are filed as Exhibit 13 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The report of KPMG Peat Marwick LLP on the financial statements for the years ended December 31, 1997, 1996, and 1995 is found on page 10 of this Annual Report on Form 10-K. The remainder of the financial statements are incorporated by reference from the Company's 1997 Annual Report to Shareholders, portions of which are filed as Exhibit 13 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

Independent Auditors' Report

Board of Directors
Siliconix incorporated:

  We have audited the accompanying consolidated balance sheets of Siliconix incorporated as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siliconix incorporated as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP

Mountain View, California
January 21, 1998

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The executive officers of the Company are identified in Item 1 of Part I of this Annual Report on Form 10-K. Identification of the directors of the Company is incorporated by reference from the "Election of Directors" section of the Company's definitive Proxy Statement dated April 30, 1998 to be mailed to shareholders in connection with the 1998 Annual Shareholders Meeting and filed with the Securities and Exchange Commission on or about April 30, 1998 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

  Incorporated by reference from the "Compensation of Officers and Directors" and "Report of Compensation Committee" sections of the Proxy Statement.

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

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a)  DOCUMENTS FILED AS PART OF FORM 10-K

        1.  FINANCIAL STATEMENTS

            Independent Auditors' Report on the Financial Statements for the Years Ended December 31, 1997, 1996, and 1995 (see page 10 hereof)

            The remainder of the Financial Statements are incorporated by reference from the Company's 1997 Annual Report to Shareholders, portions of which are filed as Exhibit 13 hereto.

            Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995

            Consolidated Balance Sheets as of December 31, 1997 and 1996

            Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996, and 1995

            Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

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

            10.3   Key Professional Performance Unit Plan(2)

            10.5 Amended and Restated License Agreement dated April 10, 1990 between the Company and International Rectifier Corporation(1)

            10.6 Amendment to Amended and Restated License Agreement dated December 21, 1990 between the Company and International Rectifier Corporation(1)

            10.10 Pension Contract dated January 26, 1995 between Richard J. Kulle and TEMIC TELEFUNKEN microelectronic GmbH(3)

            10.11  Special Retention Bonus Plan of Siliconix incorporated(4)

            10.12 Change-in-Control Severance Plan of Siliconix incorporated(4)

            10.13 Special Retention Bonus Plan (1998) of Siliconix incorporated(5)

            10.14 Amendment No. 1 to Change-in-Control Severance Plan of Siliconix incorporated(5)

            10.15 Amendment No. 1 to Siliconix One-Year Key Professional Incentive Bonus Plan(5)

            10.16 Amendment No. 2 to Siliconix One-Year Key Professional Incentive Bonus Plan(5)

            10.17 Amendment No. 1 to Siliconix Key Professional Performance Unit Plan(5)

            10.18 Amendment No. 2 to Siliconix Key Professional Performance Unit Plan(5)

            10.19 Employment Agreement dated April 1, 1997 between the Company and John Cox

            13 Portions of Siliconix incorporated 1997 Annual Report to Shareholders

            21     Subsidiaries of the Company

            27     Financial Data Schedule
-----------------

(1) Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the SEC on April 15, 1991.

(2) Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed with the SEC on April 1, 1996.

(FOOTNOTES CONTINUED ON NEXT PAGE)

(FOOTNOTES CONTINUED FROM PREVIOUS PAGE)

(3) Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on April 10, 1995.

(4) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, filed with the SEC on May 14, 1997.

(5) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, filed with the SEC on November 12, 1997.

     (b)  REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K in the last quarter of the year ended December 31, 1997.

                             FINANCIAL STATEMENT SCHEDULE


A.Independent Auditors' Report

     II.  Valuation and Qualifying Accounts

                         INDEPENDENT AUDITORS' REPORT


Board of Directors
Siliconix incorporated:


Under date of January 21, 1998, we reported on the consolidated balance sheets of Siliconix incorporated as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year ended December 31, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in item 14(a)2. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP

Mountain View, California
January 21, 1998

                            SILICONIX INCORPORATED
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            YEARS ENDED DECEMBER 31

                                (IN THOUSANDS)


                                                                                  Additions
                                                                                  ---------
                                                      Balance
                                                      At                 Charged to                                 Balance
                                                      Beginning          Costs and     Charged to                   At End
                                                      of Period          Expenses      Revenues       Deductions    of Period
                                                      ----------         -----------   -----------    -----------   ----------
1995:

Allowance for Doubtful Accounts                       $1,063             $1,075        $   -          $   297       $ 1,841

Allowance for Price Adjustments                          902                -              922          1,381           443

Allowance for Returned Parts and
  Distributor Adjustments                              3,192                -            9,064          9,014         3,242
                                                      ------             ------        -------        -------       -------
                                                      $5,157             $1,075        $ 9,986        $10,692       $ 5,526

1996:

Allowance for Doubtful Accounts                       $1,841             $  329        $   -          $    69       $ 2,101

Allowance for Price Adjustments                          443                -            3,945          4,288           100

Allowance for Returned Parts and
  Distributor Adjustments                              3,242                -           18,636         15,474         6,404
                                                      ------             ------        -------        -------       -------
                                                      $5,526             $  329        $22,581        $19,831       $ 8,605

1997:

Allowance for Doubtful Accounts                       $2,101             $  545        $   -          $   458       $ 2,188

Allowance for Price Adjustments                          100                -            4,712          4,421           391

Allowance for Returned Parts and
  Distributor Adjustments                              6,404                -           24,818         21,878         9,344
                                                      ------             ------        -------        -------       -------
                                                      $8,605             $  545        $29,530        $26,757       $11,923


                           SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 1998

                          SILICONIX INCORPORATED


                          By: /s/ King Owyang
                              --------------------------------------
                              King Owyang
                              President and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                        Title                           Date
       ---------                        -----                           ----
Principal Executive Officer

/s/ King Owyang                  President and Chief Executive
-------------------------        Officer                            March 30, 1998
King Owyang


Principal Financial and
Accounting Officer

/s/ Juergen Biehn                Senior Vice President and
-------------------------        Chief Financial Officer            March 30, 1998
Juergen Biehn

/s/ Everett Arndt
-------------------------        Director                           March 30, 1998
Everett Arndt

/s/ Lori Lipcaman
-------------------------        Director                           March 30, 1998
Lori Lipcaman

/s/ Frank Maier
-------------------------        Director                           March 30, 1998
Frank Maier

/s/ Glyndwr Smith
-------------------------        Director                           March 30, 1998
Glyndwr Smith

/s/ Robert L. Wehrli
-------------------------        Director                           March 30, 1998
  Robert L. Wehrli


                                INDEX TO EXHIBITS

                                    EXHIBIT


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

10.3    Key Professional Performance Unit Plan(2)

10.5 Amended and Restated License Agreement dated April 10, 1990 between the Company and International Rectifier Corporation(1)

10.6 Amendment to Amended and Restated License Agreement dated December 21, 1990 between the Company and International Rectifier
        Corporation(1)

10.10 Pension Contract dated January 26, 1995 between Richard J. Kulle and TEMIC TELEFUNKEN microelectronic GmbH(3)

10.11   Special Retention Bonus Plan of Siliconix incorporated(4)

10.12   Change-in-Control Severance Plan of Siliconix incorporated(4)

10.13   Special Retention Bonus Plan (1998) of Siliconix incorporated(5)

10.14 Amendment No. 1 to Change-in-Control Severance Plan of Siliconix incorporated(5)

10.15 Amendment No. 1 to Siliconix One-Year Key Professional Incentive Bonus Plan(5)

10.16 Amendment No. 2 to Siliconix One-Year Key Professional Incentive Bonus Plan(5)

10.17   Amendment No. 1 to Siliconix Key Professional Performance Unit Plan(5)

10.18   Amendment No. 2 to Siliconix Key Professional Performance Unit Plan(5)

10.19   Employment Agreement dated April 1, 1998 between the Company and John
        Cox

13      Portions of Siliconix incorporated 1997 Annual Report to Shareholders

21      Subsidiaries of the Company

27      Financial Data Schedule

---------------------------

(1) Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the SEC on April 15, 1991.

(FOOTNOTES CONTINUED ON NEXT PAGE)

(FOOTNOTES CONTINUED FROM PREVIOUS PAGE)

(2) Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed with the SEC on April 1, 1996.

(3) Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on April 10, 1995.

(4) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, filed with the SEC on May 14, 1997.

(5) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, filed with the SEC on November 12, 1997.