Form 10-K/A
period 1997-12-31
SILICONIX INC
filed 1998-04-30
CIK 90283

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KA

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

                                   Yes  X    No
                                      ----     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [   ]

     The aggregate market value of voting stock held by nonaffiliates is $52,500,000, based upon the closing price for the registrant's Common Stock on April 21, 1998 ($27.00).

     The number of shares of the registrant's Common Stock, $0.01 par value, outstanding at April 21, 1998 was 9,959,680.

                 DOCUMENTS INCORPORATED BY REFERENCE--None.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The following table sets forth the name, age and principal occupation of each director of Siliconix, his or her business experience during the past five years, and the year each was first elected a director of the Company. None of the directors is employed by the Company.

  Nominee           Age       Business Experience During Past Five Years
  -------           ---       ------------------------------------------
Everett Arndt       47        Operations Senior Vice President, North America
                              Administration of Vishay Intertechnology, Inc.,
                              the indirect holder of 80.4% of the Company's
                              outstanding Common Stock, since 1998; Vice
                              President, Controller of Vishay Intertechnology,
                              Inc. (1995-1998); Vice President and Controller of
                              Vitramon (affiliated with Vishay) (1987-1995);
                              director of Siliconix since March 1998.

Lori Lipcaman       40        Operations Senior Vice President and Controller of
                              Vishay Intertechnology, Inc. (since 1998); Vice
                              President and Controller of Vishay Europe GmbH
                              (1996-1998); Director of European Accounting of
                              Vishay Intertechnology, Inc. (1991-1996); Director
                              of Finance and Accounting of Sprague France
                              (affiliated with Vishay) (1993-1996); director of
                              Siliconix since March 1998.

Frank Maier         60        Member of the Board of Management of AEG
                              Aktiengesellschaft (since 1989) and President and
                              Chief Executive Officer of TEMIC TELEFUNKEN
                              microelectronic GmbH (since 1992); director of
                              Siliconix since 1988.

Glyndwr Smith       59        Assistant to the CEO and Staff Senior Vice
                              President of Vishay Intertechnology, Inc. (since
                              1991); director of Siliconix since March 1998.

          The following table sets forth the name, age and current position with the Company of each executive officer of the Company and his business experience during the past five years.

  Officer           Age       Business Experience During Past Five Years
  -------           ---       ------------------------------------------
King Owyang         47        President and Chief Executive Officer of the
                              Company (since 1998); Executive Vice President,
                              Technology and Silicon Operations (1992-1998).

  Officer           Age       Business Experience During Past Five Years
  -------           ---       ------------------------------------------
John Cox            49        Vice President, Worldwide Environmental, Health &
                              Safety Affairs (since 1997); also serves as
                              Executive Vice President and Principal Consultant
                              of EnviroBusiness, Inc., an environmental
                              consulting firm to high-technology industries,
                              specializing in semiconductor and semiconductor
                              equipment manufacturers (1995-1998); Corporate
                              Director of Safety, Health & Environmental Affairs
                              of Shipley Company (1983-1995).

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

          Directors and executive officers are required to comply with section 16 of the Securities Exchange Act of 1934, which requires generally that such persons file reports on Form 4 with the Securities and Exchange Commission on or before the tenth day of the month following any month in which they engage in any transaction in the Company's Common Stock. King Owyang filed one Form 4 late with respect to transactions that occurred in the fiscal year ended December 31, 1997. The late Form 4 reflected two transactions in the Company's Common Stock.

ITEM 11. EXECUTIVE COMPENSATION.

          The following table shows, as to the Chief Executive Officer and each of the four other most highly compensated executive officers whose salary plus bonus for 1997 exceeded $100,000, information concerning compensation paid for services to the Company in all capacities during the fiscal year ended December 31, 1997, as well as the total compensation paid to each such individual for the Company's previous two fiscal years (if such person was the Chief Executive Officer or an executive officer, as the case may be, during any part of such fiscal year).

SUMMARY COMPENSATION TABLE

                                                                 Long Term
                                Annual Compensation              Compensation
                                ---------------------------------------------

    Name and                                         Other Annual                  All Other
Principal Position     Year   Salary       Bonus     Compensation   LTIP Payouts   Compensation(1)
------------------     ---------------------------------------------------------------------------
Richard J. Kulle       1997   $563,921(2)  $826,675  $362,727(3)    $186,375       $23,474
 President and Chief   1996   $400,456     $226,005  $195,198(4)    $160,125       $18,884
 Executive Officer     1995   $392,491(5)  $198,907  $329,622(6)    $180,125       $23,820

King Owyang            1997   $332,316     $449,919  $286,411(7)    $ 82,500       $23,474
 Executive Vice        1996   $324,011     $173,895  $171,172(8)    $ 76,200       $18,884
 President             1995   $283,067     $200,619  $172,206(9)    $ 80,500       $22,818

                                                                 Long Term
                                Annual Compensation              Compensation
                                ---------------------------------------------

    Name and                                         Other Annual                  All Other
Principal Position     Year   Salary       Bonus     Compensation   LTIP Payouts   Compensation(1)
------------------     ---------------------------------------------------------------------------
Jurgen Biehn           1997   $262,338     $206,899  $ 89,322(10)   $ 68,799       $18,674
 Chief Financial       1996   $253,677     $169,739  $162,272(11)   $ 66,210       $ 2,700
 Officer               1995   $228,760     $176,514  $192,049(12)   $ 73,550       $ 1,728

John Cox(13)           1997   $244,125        0        (14)             0             0
 Vice President,
 Worldwide Environmental
 Health & Safety Affairs

G. Thomas Simmons      1997   $280,390     $435,286  $163,294(15)   $ 67,500       $23,474
 Vice President,       1996   $271,487     $146,526  $122,203(16)   $ 50,625       $19,856
 Marketing             1995   $243,881     $143,869    (14)         $   0          $22,547

_____________________
(1)The Company does not have any stock option or stock purchase plans. All Other Compensation includes Company contributions to the individuals' respective Tax Deferred Savings Plan and Profit Sharing Plan accounts, and payment by the Company of group term life insurance premiums on their behalf. In 1997 these amounts were--Kulle: TDSP, $4,800; PSP, $17,288; insurance, $1,386; Owyang: TDSP, $4,800; PSP, $17,288; insurance, $1,386; Biehn: PSP,
$17,288; insurance, $1,386; and Simmons: TDSP, $4,800; PSP, $17,288;
insurance, $1,386.

(2)This amount includes $132,958 of compensation for accrued but unused vacation time.

(3)This amount includes $160,000 of forgiven real estate loans and $158,387 paid for reimbursement of income taxes for 1997.

(4)This amount includes $60,629 paid for reimbursement of income taxes for 1996.

(5)This amount includes $39,232 of compensation for accrued but unused vacation time.

(6)This amount includes $90,000 of forgiven real estate loans and $199,958 paid for reimbursement of income taxes for 1995 and prior years.

(7)This amount includes $180,000 of forgiven real estate loans and $97,801 paid for reimbursement of income taxes for 1997.

(8)This amount includes $50,364 paid for reimbursement of income taxes for 1996 and $80,000 of forgiven real estate loans.

(9)This amount includes $62,000 of forgiven real estate loans and $95,663 paid for reimbursement of income taxes for 1995 and prior years.

(10)This amount includes $30,000 of forgiven real estate loans, $25,180 paid for reimbursement of income taxes for 1997 and $24,242 paid for reimbursement of children's education expenses.

(11)This amount includes $60,000 for a forgiven real estate loan.

(12)This amount includes $69,572 paid for reimbursement of income taxes for 1995 and prior years.

(13)Mr. Cox joined the Company in April 1997.

(14)Other Annual Compensation includes amounts paid for car allowances, reimbursement of certain medical expenses and income taxes, and other personal benefits. In these cases, the amounts totaled less than the lesser of (i) 10% of each officer's salary plus bonus for the year or (ii) $50,000.

(15)This amount includes $90,000 of forgiven real estate loans and $53,098 paid for reimbursement of income taxes for 1997.

(16)This amount includes $60,000 for a forgiven real estate loan.

          The following table shows, as to the Chief Executive Officer and each of the four other executive officers named in the Compensation Table above, information concerning awards granted under the Company's long-term incentive plan (the Key Professional Performance Unit Plan) in the fiscal year ended December 31, 1997.

                                   Performance
                    Number of      or Other Period           Estimated Future Payouts
                    Performance    Until Maturation        under Non-Stock Based Plans
Name                Units          or Payout           Threshold      Target       Maximum
--------------------------------------------------------------------------------------------
Richard J. Kulle    1,453          1997-1999           $72,625       $145,250      $217,875

King Owyang           640          1997-1999           $32,000       $ 64,000      $ 96,000

Jurgen Biehn          500          1997-1999           $25,000       $ 50,000      $ 75,000

John Cox                0              --                --             --            --

G. Thomas Simmons     540          1997-1999           $27,000       $ 54,000      $ 81,000

          Participation in the Key Professional Performance Unit Plan is limited to 37 key employees who may be expected to have a substantial opportunity to influence the performance of the Company. The plan provides for cash bonuses to be paid to the participants. The amount paid to any participant in the plan is a measure of the extent to which specified corporate objectives are achieved over a three-year period, beginning in the year in which the award of performance units is made. The corporate objectives consist of the attainment of goals relating to one or more of the following performance measures: (1) bookings, (2) revenues, (3) earnings before taxes, (4) return on net assets, (5) return on equity, (6) shareholder return and (7) net revenue per employee. The Compensation Committee will determine the target level of performance that must be achieved with respect to each performance goal in order for that performance goal to be considered attained.

PENSION CONTRACT

          Mr. Biehn has a Pension Contract that was granted by AEG AG, a former affiliate of the Company. The successor in interest of AEG AG is EHG. Mr. Biehn's benefits at retirement under this Pension Contract are not presently determinable; however, as his current employer, the Company contributed $5,773 to Mr. Biehn's EHG pension account for 1997.

DIRECTORS' COMPENSATION

          During 1997, the Chairman of the Board received a $3,500 quarterly retainer plus $1,500 for each directors' meeting attended, and each other non-employee director received a $2,250 quarterly retainer plus $1,000 for each directors' meeting attended. The Company reimburses directors who are not employees of the Company or any affiliated corporation the expenses incurred by them in attending Board and committee meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          During the fiscal year ended December 31, 1997, the members of the Compensation Committee of the Company's Board of Directors were Messrs. Richard Kulle, Frank Maier and Robert Wehrli. Mr. Kulle is the former President and Chief Executive Officer of the Company. Mr. Maier is, and Mr. Wehrli was, a non-employee director.

REPORT OF COMPENSATION COMMITTEE

          The Board of Directors has delegated responsibility for determining executive pay to a Compensation Committee. During 1997, this committee consisted of three Board members, Messrs. Kulle, Maier and Wehrli. Mr. Kulle was the only employee director of this Committee, and he was excused from any discussion involving his own compensation or benefits.

          The responsibilities of the Compensation Committee are:

          -    Establish salary levels for all executives of the Company
          -    Administer the Company's Key Professional Incentive Bonus Plan
          -    Administer the Company's Key Professional Performance Unit Plan
          -    Administer the Company's Qualified Retirement Plan
          -    Establish general wage increase targets for each fiscal year
          -    Recommend and/or approve all special bonuses or awards

The Compensation Committee met concurrently with each meeting of the full Board in 1997.

          EXECUTIVE COMPENSATION GENERALLY

          Executives of the Company are compensated by base salary and annual cash incentives (under the Key Professional Incentive Bonus Plan, the Key Professional Performance Unit Plan and otherwise), as well as other benefits generally offered to executives by large corporations, such as car allowances and reimbursement of certain expenses. The amount paid to any participant in the Key Professional Incentive Bonus Plan is a measure of two performance components, (i) achievement of corporate objectives, which consist of several components and will be identical for all participants in the plan, and (ii) achievement of personal goals, which will be unique for each individual participant. If a target objective is not met, its influence on the awards to be made is eliminated and the bonus pool is correspondingly reduced. The amount paid to any participant in the Key Professional Performance Unit Plan depends on the achievement of corporate objectives over a three-year period. These objectives consist of several components. If a target objective is not met, its influence on the awards to be made is eliminated and the bonus pool is correspondingly reduced.

          The Compensation Committee evaluates both Company and individual executive performance against the Company's plan for the year and surveys like industry practices at each facility location. Performance against plan is the easiest measure to use since the Company prepares a three-year plan each year. The general Company performance, as well as individual performance, is used to establish relative contribution for each executive.

          The more difficult task in determining executive compensation is determining levels relative to like industry practices within the community. The Company contracts with a local compensation consulting firm each year in order to determine low, average and high compensation levels for each executive position. These relative numbers include such factors as company location, company size, individual responsibilities and other executive benefits. The consulting firm's reports include salaries, bonuses and total compensation for each measured period. These reports are then used by the Compensation Committee to determine appropriate salary changes and bonuses for the current year. The reports are used also to inform the full Board of Directors of relative compensation levels. Executive salaries are typically adjusted effective January 1 of each year.

          Cash compensation is the primary tool that the Company can use to attract and hold outstanding executives. Siliconix no longer has stock option or purchase plans of any kind, and since the Northern California community, in which most of the Company's senior personnel are located, is very accustomed to generous stock option plans, the Board of Directors as well as the Compensation Committee is aware that the Company must maintain salaries and bonuses at the upper end of community levels if Siliconix is to maintain its capable staff. It is the Company's policy to pay its personnel at no less than the 75th percentile of compensation of comparable personnel in the Silicon Valley. The Company also on occasion provides its executives with real estate loans that may be forgiven in increments over a specified number of years, provided that the executive remains employed by the Company during that period. See Item 13 below.

          1997 COMPENSATION OF THE PRESIDENT AND CEO

          Mr. Kulle's base salary for 1997 was determined largely in accordance with the principles described above. In 1996, a very difficult year for the semiconductor industry generally, the Company achieved a 7% sales increase, to $268.9 million, and a 7% increase in net income, to $26.0 million. The Compensation Committee considered other factors as well in determining Mr. Kulle's base salary for 1997; for example, in 1997 Mr. Kulle had responsibility not only for Siliconix, but was also Chairman of the Discrete Components Division of the semiconductor division of "TEMIC," the microelectronics enterprise within the Daimler-Benz Group. Siliconix charges back to the other members of TEMIC Semiconductors costs and expenses that Mr. Kulle and other Siliconix employees incur on behalf of such other members. Based on the foregoing, therefore, the Committee felt it was appropriate to compensate Mr. Kulle at the upper end of base salary levels for Presidents and CEOs generally, based upon the report of the Company's compensation consultants.

          Mr. Kulle's bonuses under the Key Professional Incentive Bonus Plan and the Key Professional Performance Unit Plan reflected 100% achievement of his personal goals for 1997. In addition, the Company achieved all of its corporate objectives under the Plans in 1997. The bonuses under the Plans were determined in accordance with the formulas mandated thereby.

Submitted by the
Compensation Committee:

Frank Maier


STOCK PRICE PERFORMANCE

The following table shows a five-year comparison of cumulative total stockholder returns, assuming reinvestment of dividends, for the Company, the S&P 500-Registered Trademark- Index and the S&P-Registered Trademark-Technology Sector Index. The total shareholder return assumes $100 invested on December 31, 1992 in Siliconix Common Stock, the S&P 500 Index and the S&P Technology Sector Index. (The S&P Technology Sector Index was previously called the S&P High Tech Composite Index.) Historic stock price performance is not necessarily indicative of future stock price performance, and any comparison or statement made in this analysis should not be considered a recommendation or comment relative to the purchase or sale of the Company's stock.

                                 1992    1993    1994    1995    1996    1997
                                 ----    ----    ----    ----    ----    ----
Siliconix                        $100    $ 90    $165    $493    $313    $573
S&P 500-Registered Trademark-    $100    $110    $112    $153    $189    $252
S&P-Registered Trademark-
 Technology Sector Index         $100    $123    $143    $207    $290    $366

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table shows the amount of Common Stock of the Company beneficially owned, as of April 24, 1998, by the only person who to the knowledge of the Company is the beneficial owner of more than 5% of the outstanding Common Stock of the Company. Such person has sole investment and voting power with respect to the shares shown.

                                                  Amount
     Name and Address                             Beneficially              Percent
     of Beneficial Owner                          Owned                     of Class
     -------------------                          ------------              --------
     Vishay TEMIC Semiconductor                    8,010,000                 80.4%
     Acquisition Holdings Corp.
       63 Lincoln Highway
       Malvern, PA  19355

          The following table shows the number and percentage of shares of Common Stock beneficially owned, as of April 24, 1998, by (i) each current director and nominee for director, (ii) each executive officer named in the Summary Compensation Table in Item 11 above and (iii) all directors and executive officers as a group. Each person has sole investment and voting power with respect to the shares shown.

                                         Amount
     Name of                             Beneficially         Percent
     Beneficial Owner                    Owned                of Class
     ----------------                    ------------         --------
     Everett Arndt                            0                  0

     Lori Lipcaman                            0                  0

     Frank Maier                              0                  0

     Glyndwr Smith                        1,000                  *

     Jurgen Biehn                             0                  0

     John Cox                                 0                  0

     Richard Kulle                            0                  0

     King Owyang                          2,587                  *

     G. Thomas Simmons                        0                  0

     All directors and executive
       officers as a group
       (nine persons)                     3,587                  *

___________________
*Less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          In 1991, the Company retired all bank borrowings and certain other indebtedness and repurchased $6,972,000 in principal amount of its Guaranteed Floating Rate Subordinated Notes.

The funds used for these purposes were obtained from AEG Aktiengesellschaft, then an affiliated corporation, through loans of $15,000,000 at 7.875% and $18,500,000 at LIBOR plus 0.25%. In 1992, $1.07 million of interest was added to the outstanding principal amount. At December 31, 1997, the current principal amount of $34.57 million was owed to Daimler-Benz Capital, Inc., then an affiliated corporation. Subsequent to the acquisition of 80.4% of the Company's outstanding Common Stock by Vishay Intertechnology, Inc. ("Vishay") in March 1998, this indebtedness was assigned to Vishay. It bears interest at a floating rate based on Vishay's cost of funds, currently 6.2625% per annum, and is due in 2001.

          In April 1998, the Company borrowed $5,000,000 from VSH Holdings, Inc., a wholly-owned subsidiary of Vishay. The indebtedness bears interest at a floating rate based on Vishay's cost of funds, currently 6.265% per annum, and is due in April 1999.

          In 1994, the Company loaned Richard Kulle, President and Chief Executive Officer, $400,000 to assist Mr. Kulle in the purchase of a new home. Of the principal amount, $40,000 was forgiven in each of 1995-1996, $60,000 was forgiven in 1997, and $260,000 was forgiven in 1998. Later in 1994, the Company loaned Mr. Kulle an additional $250,000. Of this amount, $50,000 was forgiven in 1995, $100,000 was forgiven in 1997 and the remaining $100,000 is payable in 1999. In 1995, the Company loaned Mr. Kulle $400,000 for personal expenses. Of this amount, $300,000 remains outstanding and is payable in 2000. The principal amount outstanding from time to time on these loans bears interest at a floating rate that approximates the Company's cost of money, currently between 5% and 6% per annum. Interest on these loans was forgiven in 1997.

          In March 1998, Mr. Kulle resigned as President, Chief Executive Officer and a director of the Company. Pursuant to an agreement among him, the Company and Vishay, Mr. Kulle received payments aggregating $1,647,173 in March and April 1998. In March 1999 and March 2000, he will receive payments of $500,000 and $779,603, respectively, plus interest at 6% per annum on such amounts from March 1998 to the payment date. Of the foregoing payments, the amount of $1,279,603 was paid to Mr. Kulle in consideration of a non-competition and non-solicitation agreement, pursuant to which Mr. Kulle agreed that for a period expiring in March 2000, he will not provide services in any capacity to any person or entity that competes, directly or indirectly, with the Company's March 1998 product line.

          In 1988, the Company loaned $150,000 to King Owyang, now President and Chief Executive Officer, without interest, in connection with Dr. Owyang's relocation and employment by the Company. Of this amount, $100,000 was repaid, $28,000 was forgiven in 1994 and $22,000 was forgiven in 1995. In 1993 and 1994, the Company loaned an additional $250,000 to Dr. Owyang, and in 1996, the Company loaned an additional $200,000 to Dr. Owyang. Of this amount, $40,000 was forgiven in 1995, $80,000 was forgiven in 1996, $180,000 was forgiven in 1997, and $150,000 will be forgiven in 1998, provided Dr. Owyang remains employed by Siliconix during that period. The principal amount outstanding from time to time on these loans bears interest at a floating rate that approximates the Company's cost of money, currently between 5% and 6% per annum. Interest on these loans was forgiven in 1997.

          In 1993, the Company loaned Jurgen Biehn, the former Senior Vice President and Chief Financial Officer, $300,000 to assist Mr. Biehn in the purchase of a new home. Of this amount, $30,000 was forgiven in 1994-1995, $60,000 was forgiven in 1996, $30,000 was forgiven in 1997, and $30,000 will be forgiven in each of 1998-2002. The principal amount outstanding from time to time bears interest at a floating rate that approximates the Company's cost of money, currently between 5% and 6% per annum. Interest on this loan was forgiven in 1997.

          In April 1998, Mr. Biehn resigned as Senior Vice President and Chief Financial Officer of the Company. Mr. Biehn received a severance payment of $669,195 in April 1998.

          In 1994, the Company loaned $50,000 to G. Thomas Simmons, the former Vice President, Marketing, in connection with Mr. Simmons's relocation and employment by the Company. Of this amount, $16,667 was forgiven in 1995 and $16,666 was forgiven in 1996-1997. In 1995, the Company loaned an additional $150,000 Mr. Simmons, to assist Mr. Simmons in the purchase of a new home. Of this amount, $60,000 was forgiven in 1996 and $90,000 was forgiven in 1997. The principal amount outstanding on these loans from time to time bore interest at a floating rate that approximated the Company's cost of money, currently between 5% and 6% per annum. Interest on these loans was forgiven in 1997.

          In March 1998, Mr. Simmons resigned as Vice President, Marketing of the Company. Mr. Simmons received a severance payment of $751,869 in April 1998.

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

          10.15 Amendment No. 1 to Siliconix One-Year Key Professional Incentive Bonus Plan(5)

          10.16 Amendment No. 2 to Siliconix One-Year Key Professional Incentive Bonus Plan(5)

          10.17 Amendment No. 1 to Siliconix Key Professional Performance Unit Plan(5)

          10.18 Amendment No. 2 to Siliconix Key Professional Performance Unit Plan(5)

          10.19 Employment agreement dated April 1, 1997 between the Company and John Cox(6)

          10.20 Separation Agreement and Mutual Release dated March 11, 1998 among the Company, Vishay Intertechnology, Inc. and Richard Kulle

          10.21 Amendment No. 1 to Separation Agreement and Mutual Release dated March 19, 1998 among the Company, Vishay
                 Intertechnology, Inc. and Richard Kulle

          10.22 Promissory Note dated April 13, 1998 in the principal amount of $5,000,000 by the Company to VSH Holdings, Inc.

          13 Portions of Siliconix incorporated 1997 Annual Report to Shareholders(6)

          21     Subsidiaries of the Company(6)

          27     Financial Data Schedule(6)

_____________________
(1)Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the SEC on April 15, 1991.

(2)Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed with the SEC on April 1, 1996.

(3)Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on April 10, 1995.

(4)Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, filed with the SEC on May 14, 1997.

(5)Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, filed with the SEC on November 12, 1997.

(6)Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the SEC on March 31, 1998.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 1998

                                    SILICONIX INCORPORATED


                                    By: /s/King Owyang
                                        ------------------------------
                                        King Owyang
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                        Title                             Date
         ---------                        -----                             ----
Principal Executive Officer


/s/King Owyang                  President and Chief Executive
------------------------        Officer                                 April 30, 1998
King Owyang


Principal Financial and Accounting Officer


/s/Jens Meyerhoff               Senior Director and
------------------------        Corporate Controller                    April 30, 1998
Jens Meyerhoff


/s/Everett Arndt                Director                                April 30, 1998
------------------------
Everett Arndt


/s/Lori Lipcaman                Director                                April 30, 1998
------------------------
Lori Lipcaman


/s/Frank Maier                  Director                                April 30, 1998
------------------------
Frank Maier


/s/Glyndwr Smith                Director                                April 30, 1998
------------------------
Glyndwr Smith

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

          10.15 Amendment No. 1 to Siliconix One-Year Key Professional Incentive Bonus Plan(5)

          10.16 Amendment No. 2 to Siliconix One-Year Key Professional Incentive Bonus Plan(5)

          10.17 Amendment No. 1 to Siliconix Key Professional Performance Unit Plan(5)

          10.18 Amendment No. 2 to Siliconix Key Professional Performance Unit Plan(5)

          10.19 Employment agreement dated April 1, 1997 between the Company and John Cox(6)

          10.20 Separation Agreement and Mutual Release dated March 11, 1998 among the Company, Vishay Intertechnology, Inc. and Richard Kulle

          10.21 Amendment No. 1 to Separation Agreement and Mutual Release dated March 19, 1998 among the Company, Vishay
                 Intertechnology, Inc. and Richard Kulle

          10.22 Promissory Note dated April 13, 1998 in the principal amount of $5,000,000 by the Company to VSH Holdings, Inc.

          13 Portions of Siliconix incorporated 1997 Annual Report to Shareholders(6)

          21     Subsidiaries of the Company(6)

          27     Financial Data Schedule(6)

_____________________
(1)Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the SEC on April 15, 1991.

(2)Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed with the SEC on April 1, 1996.

(3)Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on April 10, 1995.

(4)Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, filed with the SEC on May 14, 1997.

(5)Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, filed with the SEC on November 12, 1997.

(6)Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the SEC on March 31, 1998.