Form 10-Q
period 1998-03-29
SILICONIX INC
filed 1998-05-18
CIK 90283

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                              ___________________

                                  FORM 10-Q
(Mark One)
     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
    ---            OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 29, 1998

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

     Common stock, $0.01 par value -- 9,959,680 outstanding shares as of May 13, 1998.

                            SILICONIX INCORPORATED

                        TABLE OF CONTENTS TO FORM 10-Q

Part I.    Financial Information                                     Page No.

Item 1     Financial Statements

             Consolidated statements of operations for the
             three months ended March 29, 1998 and March 30, 1997          3

             Consolidated balance sheets as
             of March 29, 1998 and December 31, 1997                       4

             Consolidated statements of cash flows for the three
             months ended March 29, 1998 and March 30, 1997                5

             Notes to consolidated financial statements                    6

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   8


Part II.   Other Information

Item 6     Exhibits and Reports on Form 8-K                                10

           Signature                                                       11

                            SILICONIX INCORPORATED

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                     March 29,       March 30,
(In thousands, except per share amounts)                  1998            1997
--------------------------------------------------------------------------------
Net sales                                            $  65,250       $  70,212
Cost of sales                                           40,139          43,116
                                                     -------------------------
Gross profit                                            25,111          27,096

Operating expenses:
Research and development                                 5,029           4,129
Selling, marketing, and administration                  16,712          13,909
Restructuring                                           19,751               -
                                                     -------------------------

Operating income (loss)                                (16,381)          9,058
Interest expense                                           554             589
Other (income) expense - net                               529            (206)
                                                     -------------------------

Income (loss) before taxes                             (17,464)          8,675
Income taxes                                            (6,112)          1,735
                                                     -------------------------
Net income (loss)                                    $ (11,352)      $   6,940
                                                     -------------------------
                                                     -------------------------

Net income (loss) per share (basic and diluted)      $   (1.14)      $    0.70
                                                     -------------------------
                                                     -------------------------

Shares used to compute earnings per share                9,960           9,960
                                                     -------------------------
                                                     -------------------------


     See accompanying notes to consolidated financial statements.

                             SILICONIX INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

--------------------------------------------------------------------------------
                                                     March 29,    December 31,
(In thousands)                                            1998            1997
--------------------------------------------------------------------------------
Assets
--------------------------------------------------------------------------------

Current assets:
 Cash and cash equivalents                            $  7,236       $  10,249
 Short term investment with affiliate                        -           8,586
 Accounts receivable, less allowances                   39,021          52,310
 Accounts receivable from affiliates                    15,814           8,247
 Inventories                                            54,322          42,356
 Other current assets                                   15,275          11,592
 Deferred income taxes                                  10,865           6,481
                                                     -------------------------
  Total current assets                                 142,533         139,821
                                                     -------------------------

Property, plant, and equipment, at cost:
 Land                                                    1,174           1,174
 Buildings and improvements                             45,539          45,724
 Machinery and equipment                               227,352         221,014
                                                     -------------------------
                                                       274,065         267,912
 Less accumulated depreciation                         145,139         141,514
                                                     -------------------------
  Net property, plant, and equipment                   128,926         126,398
Other assets                                            14,496          15,290
                                                     -------------------------
  Total assets                                       $ 285,955      $  281,509
                                                     -------------------------
                                                     -------------------------

Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------

Current liabilities:
 Accounts payable                                    $  32,927       $  31,421
 Accounts payable to affiliates                         15,583          11,334
 Accrued payroll and related compensation                8,515          13,970
 Accrued liabilities                                    49,465          32,877
                                                     -------------------------
  Total current liabilities                            106,490          89,602

Long-term related party debt                            34,570          34,570
Long-term debt, less current portion                     3,983           3,887
Deferred income taxes                                    2,603           3,900
                                                     -------------------------
  Total liabilities                                    147,646         131,959
                                                     -------------------------

Shareholders' equity:
 Common stock                                              100             100
 Additional paid-in-capital                             59,532          59,482
 Retained earnings                                      79,195          90,547
 Accumulated other comprehensive income                   (518)           (579)
                                                     -------------------------
  Total shareholders' equity                           138,309         149,550
                                                     -------------------------
  Total liabilities and shareholders' equity        $  285,955      $  281,509
                                                     -------------------------
                                                     -------------------------

     See accompanying notes to consolidated financial statements.

                             SILICONIX INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

--------------------------------------------------------------------------------
                                                         Three Months Ended

                                                     March 29,       March 30,
(In thousands)                                            1998            1997
--------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                    $ (11,352)       $  6,940
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation and amortization                          6,392           5,027
  Deferred income taxes                                 (5,681)              -
  Undistributed earnings from joint venture               (970)           (534)
  Payment of pension benefits                              (81)              -
  Restructuring                                         17,491               -
  Other non-cash expenses                                  177             124
  Changes in:
   Accounts receivable                                  13,289          (2,725)
   Accounts receivable from affiliates                  (7,760)            150
   Inventories                                         (11,966)         (1,141)
   Other current assets                                 (4,694)         (2,085)
   Accounts payable                                      1,506          (4,497)
   Accounts payable to affiliates                        4,293            (232)
   Accrued liabilities                                  (4,223)         (4,351)
                                                     -------------------------
Net cash used in operating activities                   (3,579)         (3,324)
                                                     -------------------------

Cash flows from investing activities:
Purchase of property, plant, and equipment              (8,335)         (6,984)
Short term investment with affiliate                     8,586           4,955
Purchase (sale) of other assets                             64          (1,694)
                                                     -------------------------
Net cash provided (used) by investing activities           315          (3,723)
                                                     -------------------------

Effect of exchange rate changes on
 cash and cash equivalents                                 251            (355)
                                                     -------------------------

Net decrease in cash and cash equivalents               (3,013)         (7,402)

Cash and cash equivalents:
Beginning of period                                     10,249          12,201
                                                     -------------------------
End of period                                        $   7,236        $  4,799
                                                     -------------------------
                                                     -------------------------


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

     In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for, and as of the end of, the periods indicated therein. These statements should be read in conjunction with the Company's December 31, 1997 consolidated financial statements and notes thereto. The results of operations for the first three months of 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.   INVENTORIES

     The components of inventory consist of the following:

                               March 29,   December 31,
                                    1998           1997
                             -----------   ------------
                                 (In thousands)
Finished goods               $    13,313      $  11,758
Work-in-process                   34,178         26,432
Raw materials                      6,831          4,166
                             -----------      ---------
                             $    54,322      $  42,356
                             -----------      ---------
                             -----------      ---------

NOTE 3.   RESTRUCTURING EXPENSE

     The Company incurred a pre-tax restructuring charge of $19.8 million relating to the acquisition on March 2, 1998 of 80.4% interest in the Company by Vishay Intertechnology Inc. ("Vishay") of Malvern, Pennsylvania. Of the total, approximately $10.5 million relates to employee termination costs covering approximately five key executives and 70 technical, production, and administrative employees. The remaining $9.3 million of restructuring expense relates to provisions for certain assets, contract cancellations, and other expenses. As of March 29, 1998, seven employees have been terminated and $1.5 million of the termination costs were paid. Additionally, $2.9 million has been charged against the restructuring liability for the write-down of certain assets and other expenses. Restructuring costs of $15.4 million are included in accrued liabilities as of March 29, 1998.
     In April 1998, the Company borrowed $5.0 million from Vishay to fund part of these restructuring costs.

NOTE 4.   CONTINGENCIES

     The Company is party to two environmental proceedings. The first involves property that the Company vacated in 1972. The California Regional Water Quality Board ("RWQCB") issued a cleanup and abatement order to both the Company and the current owner of the property. The Company subsequently reached a settlement of this matter with the current owner in which the current owner indemnifies the Company against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the site, including liability arising out of the current cleanup and abatement order. The second proceeding involves the Company's current facility in Santa Clara. The RWQCB issued a clean up and abatement order based on the discovery of contamination of both the soil and the groundwater on the property by certain chemical solvents. The Company is currently engaged in certain remedial action and has accrued $750,000 as its best estimate of future costs related to this matter.

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

NOTE 5.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS No. 130 requires accumulated translation adjustments to be included in other comprehensive income. The accumulated translation adjustments as of December 31, 1997 have been reclassified to conform to the requirements of SFAS No. 130. The adoption of SFAS No. 130 did not impact the Company's net income or total stockholders' equity. For the three months ended March 29, 1998 and March 30, 1997, total comprehensive income (loss) amounted to $(11,291,000) and $6,860,000, respectively.

NOTE 6.   SUBSEQUENT EVENT

     In April 1998, Vishay acquired a 40% interest in Simconix, a joint venture between the Company and the Shanghai Institute of Metallurgy in The People's Republic of China. As of March 29, 1998, the Company has a 50% interest in Simconix and the investment is reported under the equity method of accounting.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Siliconix designs, markets, and manufactures power and analog semiconductor products. The Company focuses on technologies and products for the computer, data storage, communications, and automotive markets. The Company is organized into three business units: Power MOSFET, Power IC, and Signal Processing.
Power MOSFET is the producer of low-voltage, surface-mount Power MOSFET products primarily used for the communication, computer, and automotive markets. Power IC focuses on Power Integrated Circuits used in communication and data storage applications. Signal Processing manufactures a wide array of commodity products such as Analog Switches, Low Power MOSFETS, and JFETs for industrial and consumer markets.

     For the past four years, Siliconix has been a member of TEMIC Semiconductors, a unit of the Daimler-Benz microelectronics consortium. In December 1997, Damiler-Benz announced it had agreed to sell the Semiconductor Division of TEMIC, which included its 80.4% interest in Siliconix, to Vishay Intertechnology, Inc. ("Vishay") of Malvern, Pennsylvania. The acquisition was completed on March 2, 1998, and on that date, Vishay became the Company's largest shareholder.

RESULTS OF OPERATIONS

     Revenues in the first quarter of 1998 decreased to $65.3 million, compared with $70.2 million in the first quarter of 1997. This decline of 7% was primarily driven by weaker bookings seen during the end of the fourth quarter of 1997 which have persisted throughout the first quarter of 1998. The Company believes the major reasons for the decline in bookings are high inventory levels of its commodity products at its customers and distributors, as well as extreme pricing pressure in Japan. Sales of Power IC products increased 56%, while sales of the Power MOSFET and Signal Processing product lines decreased 2% and 34%, respectively. Asia Pacific experienced a 36% revenue increase compared to the first quarter of 1997. Revenues in North America, Europe, and Japan declined by 7%, 17%, and 47%, respectively, from the first quarter of 1997. Based on current marketing information, the Company expects bookings to resume growth by the third quarter of 1998.

     Gross profit for the first quarter of 1998 remained flat at 39% in comparison to the first quarter of 1997. In spite of continued worldwide pricing pressure and reduced production in the first quarter of 1998, the Company was able to maintain its gross profit through continuing manufacturing efficiencies.

     Research and development expenses were $5.0 million for the first quarter of 1998, an increase of 22% from $4.1 million for the first quarter of 1997. Research and development expenses are expected to increase in 1998 from 1997 as the Company continues to commit significant resources to the further development of higher cell density TrenchFET technology.

     Selling, marketing, and administration expenses increased to $16.7 million for the first quarter of 1998 from $13.9 million for the first quarter of 1997. However, selling, marketing, and administration spending declined by $3.1 million from the fourth quarter of 1997 due to cost reduction efforts that have already been implemented. Selling, marketing, and administration expenses for 1998 are expected to further decline as a result of the restructuring plan.

     The Company incurred a pre-tax restructuring charge of $19.8 million. Of the total, approximately $10.5 million relates to employee termination costs covering approximately five key executives and 70 technical, production, and administrative employees. The remaining $9.3 million of restructuring expense relates to provisions for certain assets, contract cancellations, and other expenses. As of March 29, 1998, seven employees have been terminated and $1.5 million of the termination costs were paid. Additionally, $2.9 million has been charged against the restructuring liability for the write-down of certain assets and other expenses. Restructuring costs of $15.4 million are included in accrued liabilities as of March 29, 1998.

     When fully implemented, the restructuring plan is expected to reduce the Company's operating costs by approximately $10.0 million per year over the first quarter run-rate.

     Income tax expense for the first quarter of 1998 decreased $7.8 million from the first quarter of 1997 due to the income tax benefit recorded as a result of the net loss incurred for the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents and short-term investment with affiliate decreased $11.6 million from December 31, 1997 due to large expenditures in the first quarter of 1998. These included capital expenditures, royalty payments, commissions, and yearly management and employee bonuses.

     Accounts receivable decreased $13.3 million or 25% from December 31, 1997 primarily due to the decrease in revenues. Revenues for the first quarter of 1998 were $65.3 million, compared with $90.4 million for the fourth quarter of 1997.

     Net affiliate accounts receivable/payable increased $3.3 million from December 31, 1997 mainly due to timing of cash received from unconsolidated affiliates.

     Inventories increased $12.0 million or 28% from December 31, 1997 due to the addition of manufacturing capacity, including the leased fabrication facility in Itzehoe, Germany, to support 1998 expected revenue growth.

     Other current assets increased $3.7 million or 32% from December 31, 1997 due to purchases of equipment and supplies on behalf of the Company's subcontractors in Asia Pacific and Germany, which are reimbursed at cost.

     Capital expenditures were $8.3 million in the first quarter of 1998, compared to $7.0 million in the first quarter of 1997. These related mostly to additions for plant capacity expansion and new technology. Capital spending in 1998 is expected to exceed the 1997 level.

     Current liabilities increased $16.9 million or 19% from December 31, 1997 primarily due to the restructuring costs relating to the Vishay acquisition. At March 29, 1998, $15.4 million of restructuring costs are included in accrued liabilities.

     Management expects that 1998 cash flow from operations and existing lines of credit with Vishay will be sufficient to meets its normal operating requirements and to fund its research and development, capital, and restructuring expenditures. In April 1998, the Company borrowed $5.0 million from Vishay to fund a portion of the restructuring costs.


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

PART II - OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The following exhibits are filed herewith:

               27  Financial Data Schedule

          (b) The registrant filed one report on Form 8-K during the quarter ended March 29, 1998. The Form 8-K was dated March 2, 1998 and filed on March 16, 1998. The only item reported on said
               Form 8-K was Item 1, Changes in Control of Registrant. No financial statements were filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SILICONIX INCORPORATED




Date: May 18, 1998                           By: /s/King Owyang
                                                 ------------------------
                                                 King Owyang
                                                 President and Chief Executive
                                                 Officer



                                             By: /s/Jens Meyerhoff
                                                 ------------------------
                                                 Jens Meyerhoff
                                                 Principal Financial and
                                                 Accounting Officer