Form 10-K/A
period 1997-12-31
SILICONIX INC
filed 1998-05-19
CIK 90283

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

     The aggregate market value of voting stock held by nonaffiliates is $55,770,000, based upon the closing price for the registrant's Common Stock on April 30, 1998 ($28.65625).

     The number of shares of the registrant's Common Stock, $0.01 par value, outstanding at April 30, 1998 was 9,959,680.

                      DOCUMENTS INCORPORATED BY REFERENCE--None.

                                       PART III


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In March 1998, Mr. Kulle resigned as President, Chief Executive Officer and a director of the Company. Pursuant to an agreement among him, the Company and Vishay, Mr. Kulle received payments aggregating $1,647,173 in March and April 1998. In March 1999 and March 2000, he will receive payments of $500,000 and $779,603, respectively, plus interest at 6% per annum on such amounts from March 1998 to the payment date. Of the foregoing payments, the amount of $1,279,603 was paid to Mr. Kulle in consideration of a non-competition and non-solicitation agreement, pursuant to which Mr. Kulle agreed that for a period expiring in March 2000, he will not provide services in any capacity to any person or entity that competes, directly or indirectly, with the Company's March 1998 product line. There are some exceptions to these restrictions, however, primarily that Mr. Kulle will have the right to, directly or indirectly as an officer, director, employee, consultant or in any other capacity with any person or entity, assemble, test, develop and manufacture any products, and to assemble, test and manufacture for other persons or entities, products that compete with the Company's March 1998 product line, provided that Mr. Kulle or such person or entity with which Mr. Kulle is affiliated does not market and sell any product which competes with the Company's March 1998 product line directly to the market (OEM customers) or to distributors.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     3.   EXHIBITS

     10.22 $5,000,000 Promissory Note Dated April 13, 1998 Payable by the Company to VSH Holdings, Inc.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 1998

                                    SILICONIX INCORPORATED


                                    By:/s/King Owyang
                                       ------------------------------
                                         King Owyang
                                         President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                         Title                               Date
        ---------                         -----                               ----
Principal Executive Officer


/s/King Owyang                      President and Chief Executive
--------------------------          Officer                                May 11, 1998
King Owyang


Principal Financial and Accounting Officer


/s/Jens Meyerhoff                   Senior Director and Corporate
-------------------------           Controller                             May 11, 1998
Jens Meyerhoff



/s/Everett Arndt                    Director                               May 11, 1998
------------------------
Everett Arndt



/s/Lori Lipcaman                    Director                               May 11, 1998
------------------------
Lori Lipcaman


                                    Director                               May __, 1998
------------------------
Glyndwr Smith

                                   INDEX TO EXHIBITS


                    Exhibit
                    -------

10.22 $5,000,000 Promissory Note Dated April 13, 1998 Payable by the Company to VSH Holdings, Inc.