Form 10-Q
period 1998-06-28
SILICONIX INC
filed 1998-08-12
CIK 90283

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-Q
                                   (Mark One)

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1998

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

                                 Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of common stock:

         Common stock, $0.01 par value -- 9,959,680 outstanding shares as of August 10, 1998.

                                 SILICONIX INCORPORATED

                         TABLE OF CONTENTS TO FORM 10-Q


Part I.  Financial Information                                         Page No.

Item 1   Financial Statements

           Consolidated statements of operations for the
           three and six months ended June 28, 1998 and June 29, 1997         3

           Consolidated balance sheets as
           of June 28, 1998 and December 31, 1997                             4

           Consolidated statements of cash flows for the six months
           ended June 28, 1998 and June 29, 1997                              5

           Notes to consolidated financial statements                         6

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        9


Part II. Other Information

Item 6    Exhibits and Reports on Form 8-K                                    13

          Signature                                                           14


                                                       SILICONIX INCORPORATED

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (Unaudited)


    -------------------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended                 Six Months Ended

                                                                     June 28,      June 29,            June 28,            June 29,
    (In thousands, except per share amounts)                           1998          1997                1998              1997
    -------------------------------------------------------------------------------------------------------------------------------

    Net sales                                                     $      70,371 $      80,024       $     135,621 $     150,236
    Cost of sales                                                        49,280        49,815              89,419        92,931
                                                                  -----------------------------------------------------------------

    Gross profit                                                         21,091        30,209              46,202        57,305

    Operating expenses:
    Research and development                                              3,831         4,394               8,860         8,523
    Selling, marketing, and administration                               13,079        14,889              29,791        28,798
    Amortization of goodwill                                                103            --                 103            --
    Restructuring                                                            --            --              19,751            --
                                                                  -----------------------------------------------------------------


    Operating income (loss)                                               4,078        10,926             (12,303)       19,984
    Interest expense                                                       (728)         (571)             (1,282)       (1,160)
    Other income (expense) - net                                           (553)         (187)             (1,082)           19
                                                                  -----------------------------------------------------------------

    Income (loss) before taxes and minority interest                      2,797        10,168             (14,667)       18,843
    Income taxes                                                           (959)       (2,135)              5,153        (3,870)
    Minority interest in income of consolidated subsidiary                  (58)           --                 (58)           --
                                                                  =================================================================
    Net income (loss)                                             $       1,780 $       8,033       $      (9,572)$      14,973
                                                                  =================================================================

    Net income (loss) per share (basic and diluted)               $        0.18 $        0.81       $       (0.96)$        1.50
                                                                  =================================================================

    Shares used to compute earnings per share                             9,960         9,960               9,960         9,960
                                                                  =================================================================

See accompanying notes to consolidated financial statements.


                                                       SILICONIX INCORPORATED

                                                     CONSOLIDATED BALANCE SHEETS

                                                             (Unaudited)

    --------------------------------------------------------------------------------------------------------
                                                                            June 28,           December 31,
    (In thousands)                                                            1998                 1997
    --------------------------------------------------------------------------------------------------------

    Assets
    --------------------------------------------------------------------------------------------------------

    Current assets:
      Cash and cash equivalents                                        $      31,569          $      10,249
      Short term investment with affiliate                                        --                  8,586
      Accounts receivable, less allowances                                    36,539                 52,310
      Accounts receivable from affiliates                                     17,885                  8,247
      Inventories                                                             54,308                 42,356
      Other current assets                                                    10,058                 11,592
      Deferred income taxes                                                   10,865                  6,481
                                                                       -------------------------------------
        Total current assets                                                 161,224                139,821
                                                                       -------------------------------------


    Property, plant, and equipment, at cost:
      Land                                                                     1,576                  1,174
      Buildings and improvements                                              45,749                 45,724
      Machinery and equipment                                                252,515                221,014
                                                                       -------------------------------------
                                                                             299,840                267,912
      Less accumulated depreciation                                          155,985                141,514
                                                                       -------------------------------------
        Net property, plant, and equipment                                   143,855                126,398
    Goodwill                                                                   9,060                     --
    Other assets                                                               2,599                 15,290
                                                                       -------------------------------------
        Total assets                                                   $     316,738          $     281,509
                                                                       =====================================

    Liabilities and Shareholders' Equity
    --------------------------------------------------------------------------------------------------------

    Current liabilities:
      Accounts payable                                                 $      27,276          $      31,421
      Accounts payable to affiliates                                          19,271                 11,334
      Accrued payroll and related compensation                                 9,875                 13,970
      Accrued liabilities                                                     45,748                 32,877
                                                                       -------------------------------------
        Total current liabilities                                            102,170                 89,602

    Long-term related party debt                                              64,870                 34,570
    Long-term debt, less current portion                                       4,038                  3,887
    Deferred income taxes                                                      2,603                  3,900
    Minority interest                                                          3,000                     --
                                                                       -------------------------------------
        Total liabilities                                                    176,681                131,959
                                                                       -------------------------------------

    Shareholders' equity:
      Common stock                                                               100                    100
      Additional paid-in-capital                                              59,536                 59,482
      Retained earnings                                                       80,975                 90,547
      Accumulated other comprehensive income                                    (554)                  (579)
                                                                       -------------------------------------
        Total shareholders' equity                                           140,057                149,550
                                                                       -------------------------------------
        Total liabilities and shareholders' equity                     $     316,738          $     281,509
                                                                       =====================================

See accompanying notes to consolidated financial statements.

                                                       SILICONIX INCORPORATED

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (Unaudited)



    -------------------------------------------------------------------------------------------------------------------------
                                                                                            Six Months Ended
                                                                                     June 28,                June 29,
    (In thousands)                                                                     1998                     1997
    -------------------------------------------------------------------------------------------------------------------------
    Cash flows from operating activities:

    Net income (loss)                                                          $      (9,572)           $      14,973
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depreciation and amortization                                                 13,479                   10,599
        Deferred income taxes                                                         (5,681)                   1,000
        Undistributed earnings from joint venture                                       (970)                  (1,336)
        Payment of pension benefits                                                      (97)                    (410)
        Restructuring                                                                 12,788                       --
        Other non-cash expenses                                                          248                      291
        Changes in assets and liabilities, net of acquisitions
          Accounts receivable                                                         21,606                   (7,683)
          Accounts receivable from affiliates                                         (9,769)                  (1,581)
          Inventories                                                                (10,619)                    (390)
          Other assets                                                                  (189)                  (3,842)
          Accounts payable                                                            (4,470)                   2,221
          Accounts payable to affiliates                                               7,950                   (4,818)
          Accrued liabilities                                                         (2,783)                   1,258
                                                                               ---------------------------------------
    Net cash provided by operating activities                                         11,921                   10,282
                                                                               ---------------------------------------

    Cash flows from investing activities:
    Purchase of property, plant, and equipment                                       (14,726)                 (18,018)
    Cash acquired from purchase of business                                              977                       --
    Short term investment with affiliate                                               8,586                    2,020
    (Purchase) sale of other assets                                                       67                   (2,506)
                                                                               ---------------------------------------
    Net cash used by investing activities                                             (5,096)                 (18,504)
                                                                               ---------------------------------------

    Cash flows from financing activities:
    Proceeds from related party debt                                                  14,300                       --
                                                                               ---------------------------------------
    Net cash provided by financing activities                                         14,300                        0
                                                                               ---------------------------------------

    Effect of exchange rate changes on
      cash and cash equivalents                                                          195                     (365)
                                                                               ---------------------------------------

    Net increase (decrease) in cash and cash equivalents                              21,320                   (8,587)

    Cash and cash equivalents:
    Beginning of period                                                               10,249                   12,201
                                                                               ---------------------------------------
    End of period                                                              $      31,569            $       3,614
                                                                               =======================================


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

         In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for, and as of the end of, the periods indicated therein. These statements should be read in conjunction with the Company's December 31, 1997 consolidated financial statements and notes thereto. The results of operations for the first six months of 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.           INVENTORIES

         The components of inventory consist of the following:

                                     June 28,               December 31,
                                         1998                       1997
                                     --------               -------------
                                             (In thousands)

         Finished goods             $  11,421                  $   11,758
         Work-in-process               34,412                      26,432
         Raw materials                  8,475                       4,166
                                    ---------                  ----------
                                    $  54,308                  $   42,356
                                    ---------                  ----------

NOTE 3.           RESTRUCTURING EXPENSE

         The Company incurred a pre-tax restructuring charge of $19.8 million relating to the acquisition on March 2, 1998 of an 80.4% interest in the Company by Vishay Intertechnology Inc. ("Vishay") of Malvern, Pennsylvania. Of the total, approximately $10.5 million relates to employee termination costs covering approximately five key executives and 70 technical, production, and administrative employees. The remaining $9.3 million of restructuring expense relates to provisions for certain assets, contract cancellations, and other expenses. As of June 28, 1998, 42 employees have been terminated and $6.1 million of the termination costs were paid. Additionally, $3.5 million has been charged against the restructuring liability for the write-down of certain assets and other expenses. Restructuring costs of $10.2 million are included in accrued liabilities as of June 28, 1998.
         As of June 1998, the Company borrowed $10.0 million from Vishay to fund part of these restructuring costs.

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

NOTE 5.           RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS No. 130 requires accumulated translation adjustments to be included in other comprehensive income. The accumulated translation adjustments as of December 31, 1997 have been reclassified to conform to the requirements of SFAS No. 130. The adoption of SFAS No. 130 did not impact the Company's net income or total stockholders' equity. For the six months ended June 28, 1998 and June 29, 1997, total comprehensive income (loss) amounted to $(9,547,000) and $14,862,000, respectively.

NOTE 6.           ACQUISITION OF ADDITIONAL INTEREST IN JOINT VENTURE

          On April 1, 1998, Vishay acquired for $16,000,000 a 40% interest in Simconix, a back-end manufacturing facility in Shanghai, China. This interest was transferred to Siliconix, which had a 50% interest in Simconix dating from 1993. The Company previously reported its interest in the Simconix joint venture under the Equity Method of accounting. The interest in Simconix is now reported under the Purchase Method of accounting, and the operating results of Simconix are included in the consolidated financial statements of the Company as of April 1, 1998. As a result of the purchase, the Company recorded goodwill of $9,163,000. The goodwill will be amortized over 20 years.

NOTE 7.  SUPPLEMENTAL CASH FLOW INFORMATION

         The following are the effects of the non-cash transactions relating to the purchase of Simconix.

(In thousands)                            June 28, 1998           June 29,1997

Net non-cash assets acquired
   by related party                       $   15,023                   --

Investment in joint venture
   converting to consolidated subsidiary      11,872                   --

Long-term related party loan related
   to non-cash assets acquired                16,000                   --

NOTE 8.           SUBSEQUENT EVENT

         Effective July 31, 1998, the Board of Directors of the Company selected Ernst & Young LLP to replace KPMG Peat Marwick LLP ("KPMG") as the Company's independent accountant. KPMG's audit reports on the Company's financial statements for the fiscal years ended December 31, 1997 and 1996 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, during fiscal 1996 and 1997 and the subsequent interim period preceding the replacement of KPMG there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

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

         With 1997 worldwide sales of $321.6 million, the Company's facilities include Class 1, six-inch wafer fabs dedicated to the manufacture of power products in Santa Clara, California and Itzehoe, Germany. Analog switches and multiplexers are fabricated in the Company's four-inch wafer fab in Santa Clara. A subcontractor in Beijing, China manufactures small signal transistors. Assembly and test facilities include Company-owned facilities in Taiwan and Shanghai, China, as well as subcontractors in the Philippines, India and Taiwan.

         For the past four years, Siliconix has been a member of TEMIC Semiconductors, a unit of the Daimler-Benz microelectronics consortium. In December 1997, Daimler-Benz announced it had agreed to sell the Semiconductor Division of TEMIC, which included its 80.4% interest in Siliconix, to Vishay Intertechnology, Inc. ("Vishay") of Malvern, Pennsylvania. The acquisition was completed on March 2, 1998, and on that date, Vishay became the Company's largest shareholder.

         Vishay, a Fortune 1000 company with 1997 revenues of $1.1 billion, is the largest U.S. and European manufacturer of passive electronic components (resistors, capacitors, and inductors) and a producer of discrete semiconductors. These components are vital to the operation of everything electronic and can be found in products manufactured in a broad range of industries worldwide. With headquarters in Malvern, Pennsylvania, Vishay employs over 20,000 people in 60 facilities in the U.S., Mexico, Germany, Austria, the United Kingdom, France, Portugal, the Czech Republic, Israel, Japan, Taiwan (R.O.C.), China, and the Philippines.


Results of Operations

         Revenues for the second quarter of 1998 were $70.4 million, compared with $80.0 million in the second quarter of 1997 and $65.3 million for the first quarter of 1998. The decline of 12% over 1997 was driven primarily by weaker bookings, which began during the end of the fourth quarter of 1997, and persisted throughout the first half of 1998. The Company believes that the major reasons for the decline in bookings were initiated by high inventory levels of its commodity products at its customers and distributors, followed by an overall worldwide decline in demand for semiconductors. The Company completed the integration of its sales force into the Vishay worldwide sales force and expects that its distribution business, which has been slow in the first half of 1998, particularly in North America, will improve as a result of this effort. The Company continued to focus on its major markets in the second quarter by introducing additional Power MOSFETs optimized for specific applications in notebook computers and cellular telephones.

         Sales of Power IC products increased 30% from the first quarter of 1998, while sales of Power MOSFETs increased 12%. Sales of the Signal Processing product line decreased by 17%. In comparison to sales for the same quarter in 1997, the Power MOSFET and Signal Processing product lines decreased by 12% and 33%, respectively; Power IC sales increased by 32% from the prior year. Asia Pacific experienced a 49% revenue increase compared to the second quarter of 1997. Revenues in North America, Europe, and Japan declined by 35%, 11%, and 64%, respectively, from the second quarter of 1997.

         Gross profit of 30% for the second quarter of 1998 declined by 8% in comparison to the second quarter of 1997. The decrease in margin is primarily a result of the substantial price pressures worldwide, especially in Japan, along with under-utilization of existing manufacturing capacity due to a decline in demand. After experiencing significant front-end manufacturing capacity shortages, during 1997 the Company executed its strategy of increasing capacity. A new 6-inch wafer fabrication facility was started in Itzehoe, Germany, and the capacity of the existing Santa Clara site was increased. However, this capacity was increased just as the worldwide slowdown in semiconductor demand impacted the Company. The net effect of the overall decrease in demand and resulting increased depreciation and other capacity-related fixed costs has had a significant adverse impact on gross margins. While the increased capacity is causing pressure on gross margins in the short-term, management believes that the Company is now well positioned to respond to customer needs when the slowdown in the semiconductor market subsides.

         Research and development expenses were $3.8 million for the second quarter of 1998, which marks a decrease of 13% from $4.4 million in the second quarter of 1997. Research and development expenditures as a percentage of revenue remained constant at 5% from the same quarter in the previous year. In light of low production volumes, the throughput of research and development wafers has been significantly improved which results in shorter cycle times for new product releases. Therefore the Company will release more new products in 1998 compared to 1997, at overall reduced spending levels.

         Selling, marketing, and administration expenses were reduced to $13.1 million for the second quarter of 1998 from $14.9 million for the same quarter of 1997. Due to cost reduction efforts, spending for selling, marketing, and administration expenses declined by $3.6 million from the first quarter of 1998. As a percentage of revenue, this expense category declined from 26% of revenue for the first quarter of 1998 to 19% of revenue for the second quarter of this year. Selling, marketing, and administration expenses for 1998 are expected to further decline as a result of the restructuring plan, initiated in the first quarter of this year.

         The Company incurred a pre-tax restructuring charge of $19.8 million in the first quarter of 1998. See Note 3 of Notes to Consolidated Financial Statements for additional details.

         Restructuring costs of $10.2 million are included in accrued liabilities as of June 28, 1998. When fully implemented, the restructuring plan is expected to reduce the Company's operating costs by approximately $10.0 million per year. In 1998, the Company borrowed $10.0 million from Vishay to fund part of these restructuring costs.

         Income tax expense for the second quarter of 1998 decreased by 55% from the same quarter of 1997 due to the decrease in earnings before taxes.

                  On April 1, 1998, Vishay acquired for $16.0 million an additional 40% interest in Simconix, a back-end manufacturing facility in Shanghai, China. See Note 6 of Notes to Consolidated Financial Statements for additional details.

Liquidity and Capital Resources

         Cash and cash equivalents and short-term investment with affiliate increased by $12.7 million from December 31, 1997. The consolidation of Simconix accounted for $5.8 million of the increase in the cash balance. The Company also received $14.3 million this quarter from a revolving credit note with Vishay. In 1998, the Company borrowed a total of $30.3 million from Vishay to fund a portion of the restructuring costs, capital investments as well as the acquisition of Simconix. Management expects 1998 cash flows from operations and existing lines of credit with Vishay to be sufficient to fund investment in capital expenditures and research and development.

         Accounts receivable decreased by $15.8 million or 30% from December 31, 1997 primarily due to the decrease in revenues. Revenues for the second quarter of 1998 were $70.4 million, compared with $90.4 million for the fourth quarter of 1997.

         Net affiliate accounts receivable/payable increased by $1.7 million from December 31, 1997 mainly due to the timing of cash received from unconsolidated affiliates.

         Inventories increased by $12.0 million or 28% from December 31, 1997 due to the addition of manufacturing capacity, including the leased fabrication facility in Itzehoe, Germany.

         Capital expenditures were $14.7 million in the first six months of 1998, compared to $18.0 million in the first six months of 1997. The expenditures were related to additions for plant capacity initiated in 1997, expansion and new technology capability. Driven by the overall market conditions and reduced growth expectations for 1998, the Company decided during the second quarter to cancel further capacity expansion which will keep capital expenditures below 1997 levels.

         Current liabilities increased by $12.6 million or 14% from December 31, 1997 mainly due to the restructuring costs relating to the Vishay acquisition. As of June 28, 1998, $10.2 million of restructuring costs is included in accrued liabilities.

         Although the Company believes that its products and systems are Year 2000 compliant, the Company utilizes third-party equipment and software that may not be compliant. Many currently installed computer sysytems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Failure of third party equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problem. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These issues could have a material adverse effect on the Company's business and operating results.

SAFE HARBOR STATEMENT

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical information, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, availability of raw materials and critical manufacturing equipment, the regulatory and trade environment, and other risks indicated in previous filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION


ITEM     6:       EXHIBITS AND REPORTS ON FORM 8-K

                  The following exhibit is filed herewith:

                      27            Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SILICONIX INCORPORATED




Date: August 12, 1998                 By: /s/King Owyang
                                          --------------
                                          King Owyang
                                          President and Chief Executive Officer



                                      By:  /s/Jens Meyerhoff
                                           -----------------
                                          Jens Meyerhoff
                                          Principal Financial and Accounting
                                          Officer