Form 10-Q
period 1998-09-27
SILICONIX INC
filed 1998-11-12
CIK 90283

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q
(Mark One)
    [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1998

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

         COMMON STOCK, $0.01 PAR VALUE -- 9,959,680 outstanding shares as of November 10, 1998.

                             SILICONIX INCORPORATED

                         TABLE OF CONTENTS TO FORM 10-Q


Part I.   Financial Information                                         Page No.

Item 1    Financial Statements

            Consolidated statements of operations for the
            three and nine months ended September 27, 1998
            and September 28, 1997                                             3

            Consolidated balance sheets as
            of September 27, 1998 and December 31, 1997                        4

            Consolidated statements of cash flows for the nine months
            ended September 27, 1998 and September 28, 1997                    5

            Notes to consolidated financial statements                         6

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        9


Part II. Other Information

Item 6            Exhibits and Reports on Form 8-K                            12

                  Signature                                                   13



                                                            SILICONIX INCORPORATED

                                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended                      Nine Months Ended

                                                          September 27,    September 28,         September 27,         September 28,
(In thousands, except per share amounts)                       1998            1997                  1998                  1997
------------------------------------------------------------------------------------------------------------------------------------


Net sales                                               $         70,118 $        80,960       $       205,739   $      231,196
Cost of sales                                                     45,126          48,848               134,545          141,779
                                                        ----------------------------------------------------------------------------
Gross profit                                                      24,992          32,112                71,194           89,417

Operating expenses:
Research and development                                           3,972           4,026                12,832           12,549
Selling, marketing, and administration                            13,202          16,748                42,993           45,546
Amortization of goodwill                                             126               -                   229                -
Restructuring                                                          -               -                19,751                -
                                                        ----------------------------------------------------------------------------

Operating income (loss)                                            7,692          11,338                (4,611)          31,322
Interest expense                                                  (1,090)           (590)               (2,372)          (1,750)
Other income (expense) - net                                        (580)            (12)               (1,662)               7
                                                        ----------------------------------------------------------------------------

Income (loss) before taxes and minority interest                   6,022          10,736                (8,645)          29,579
Income taxes                                                      (2,087)         (2,362)                3,066           (6,232)
Minority interest in income of consolidated subsidiary               (56)              -                  (114)               -
                                                        ----------------------------------------------------------------------------
Net income (loss)                                       $          3,879 $         8,374       $        (5,693)  $       23,347
                                                        ============================================================================

Net income (loss) per share (basic and diluted)         $           0.39 $          0.84       $         (0.57)  $         2.34
                                                        ============================================================================

Shares used to compute earnings per share                          9,960           9,960                 9,960            9,960
                                                        ============================================================================



See accompanying notes to consolidated financial statements.

                                              SILICONIX INCORPORATED

                                             CONSOLIDATED BALANCE SHEETS

                                                     (Unaudited)


    -------------------------------------------------------------------------------------------------------
                                                                        September 27,          December 31,
    (In thousands)                                                              1998                  1997
    -------------------------------------------------------------------------------------------------------

    Assets
    -------------------------------------------------------------------------------------------------------


    Current assets:
      Cash and cash equivalents                                        $      27,977         $      10,249
      Short term investment with affiliate                                         -                 8,586
      Accounts receivable, less allowances                                    38,504                52,310
      Accounts receivable from affiliates                                      8,933                 8,247
      Inventories                                                             49,325                42,356
      Other current assets                                                     8,421                11,592
      Deferred income taxes                                                   10,865                 6,481
                                                                       ------------------------------------
        Total current assets                                                 144,025               139,821
                                                                       ------------------------------------

    Property, plant, and equipment, at cost:
      Land                                                                     1,576                 1,174
      Buildings and improvements                                              46,517                45,724
      Machinery and equipment                                                257,238               221,014
                                                                       ------------------------------------
                                                                             305,331               267,912
      Less accumulated depreciation                                          159,557               141,514
                                                                       ------------------------------------
        Net property, plant, and equipment                                   145,774               126,398
    Goodwill                                                                   8,934                     -
    Other assets                                                               3,173                15,290
                                                                       ------------------------------------
        Total assets                                                   $     301,906         $     281,509
                                                                       ====================================

    Liabilities and Shareholders' Equity
    -------------------------------------------------------------------------------------------------------

    Current liabilities:
      Accounts payable                                                 $      17,938         $      31,421
      Accounts payable to affiliates                                          22,105                11,334
      Accrued payroll and related compensation                                10,815                13,970
      Accrued liabilities                                                     44,941                32,877
                                                                       ------------------------------------
        Total current liabilities                                             95,799                89,602

    Long-term related party debt                                              55,570                34,570
    Long-term debt, less current portion                                       1,025                 3,887
    Deferred income taxes                                                      2,603                 3,900
    Minority interest                                                          3,115                     -
                                                                       ------------------------------------
        Total liabilities                                                    158,112               131,959
                                                                       ------------------------------------
    Shareholders' equity:
      Common stock                                                               100                   100
      Additional paid-in-capital                                              59,536                59,482
      Retained earnings                                                       84,855                90,547
      Accumulated other comprehensive income                                    (697)                 (579)
                                                                       ------------------------------------
        Total shareholders' equity                                           143,794               149,550
                                                                       ------------------------------------
        Total liabilities and shareholders' equity                     $     301,906         $     281,509
                                                                       ====================================


See accompanying notes to consolidated financial statements.


                                                                              SILICONIX INCORPORATED

                                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (Unaudited)
    ----------------------------------------------------------------------------------------------------------------------
                                                                                        Nine Months Ended
                                                                               September 27,          September 28,
    (In thousands)                                                                1998                     1997
    ----------------------------------------------------------------------------------------------------------------------

    Cash flows from operating activities:
    Net income (loss)                                                        $     (5,693)           $      23,347
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depreciation and amortization                                              19,607                   16,676
        Deferred income taxes                                                      (5,681)                   1,000
        Undistributed earnings from joint venture                                    (970)                  (2,265)
        Payment of pension benefits                                                   (96)                  (1,394)
        Restructuring                                                              12,530                        -
        Other non-cash expenses                                                       351                      481
        Changes in assets and liabilities, net of acquisitions
          Accounts receivable                                                      19,641                   (5,438)
          Accounts receivable from affiliates                                        (802)                  (1,791)
          Inventories                                                              (5,636)                  (5,822)
          Other assets                                                              1,344                   (8,326)
          Minority interest                                                           115
          Accounts payable                                                        (13,808)                   4,036
          Accounts payable to affiliates                                           10,800                   (1,240)
          Accrued liabilities                                                      (1,954)                   2,707
                                                                             --------------------------------------
    Net cash provided by operating activities                                      29,748                   21,971
                                                                             --------------------------------------

    Cash flows from investing activities:
    Purchase of property, plant, and equipment                                    (23,581)                 (24,610)
    Cash acquired from purchase of business                                           977                        -
    Short term investment with affiliate                                            8,586                    6,092
    (Purchase) sale of other assets                                                   111                   (3,750)
                                                                             --------------------------------------
    Net cash used by investing activities                                         (13,907)                 (22,268)
                                                                             --------------------------------------

    Cash flows from financing activities:
    Repayment of  debt                                                             (3,117)                    (999)
    Proceeds from related party debt                                                5,000                        -
                                                                             --------------------------------------
    Net cash provided (used) by financing activities                                1,883                     (999)
                                                                             --------------------------------------
    Effect of exchange rate changes on
      cash and cash equivalents                                                         4                     (328)
                                                                             --------------------------------------

    Net increase (decrease) in cash and cash equivalents                           17,728                   (1,624)

    Cash and cash equivalents:
    Beginning of period                                                            10,249                   12,201
                                                                             --------------------------------------
    End of period                                                            $     27,977            $      10,577
                                                                             ======================================


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

         In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for, and as of the end of, the periods indicated therein. These statements should be read in conjunction with the Company's December 31, 1997 consolidated financial statements and notes thereto. The results of operations for the first nine months of 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2.           Inventories

         The components of inventory consist of the following:

                                September 27,               December 31,
                                         1998                        1997
                                -------------               -------------
                                             (In thousands)

         Finished goods             $   8,470                  $   11,758
         Work-in-process               36,294                      26,432
         Raw materials                  4,561                       4,166
                                    ---------                  ----------
                                    $  49,325                  $   42,356
                                    ---------                  ----------

Note 3.           Restructuring Expense

         The Company incurred a pre-tax restructuring charge of $19.8 million relating to the acquisition on March 2, 1998 of 80.4% interest in the Company by Vishay Intertechnology Inc. ("Vishay") of Malvern, Pennsylvania. Of the total, approximately $10.5 million relates to employee termination costs covering approximately five key executives and 70 technical, production, and administrative employees. The remaining $9.3 million of restructuring expense relates to provisions for certain assets, contract cancellations, and other expenses. As of September 27, 1998, 47 employees have been terminated and $6.3 million of the termination costs were paid. Additionally, $4.0 million has been charged against the restructuring liability for the write-down of certain assets and other expenses. Restructuring costs of $9.5 million are included in accrued liabilities as of September 27, 1998.

         The Company borrowed $14.3 million from Vishay during 1998 of which $10.0 was used to fund part of the restructuring costs. During the third quarter of 1998, $9.3 million was paid back to Vishay.

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

Note 5.           Recently Issued Accounting Pronouncements

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes rules for the reporting and presentation of comprehensive income and its components. SFAS No. 130 requires accumulated translation adjustments to be included in other comprehensive income. The accumulated translation adjustments as of December 31, 1997 have been reclassified to conform to the requirements of SFAS No. 130. The adoption of SFAS No. 130 did not impact the Company's net income or total stockholders' equity. For the nine months ended September 27, 1998 and September 28, 1997, total comprehensive income (loss) amounted to $(5,811,000) and $23,214,000, respectively.

Note 6.           Acquisition of additional interest in Joint Venture

          On April 1, 1998, Vishay acquired for $16,000,000 a 40% interest in Simconix, a back-end manufacturing facility in Shanghai, China. This interest was transferred to Siliconix, which had a 50% interest in Simconix dating from 1993. The Company previously reported their interest in the Simconix joint venture under the Equity Method of accounting. The acquisition is now reported under the Purchase Method of accounting, and the operating results of Simconix are included in the consolidated financial statements of the Company as of April 1, 1998. As a result of the purchase, the Company recorded goodwill of $9,163,000. The goodwill will be amortized over 20 years.

Note 7.  Supplemental Cash Flow Information

         The following is the effect of the non-cash transactions relating to the purchase of Simconix.



(In thousands)                                            September 27, 1998      September 28,1997
Net non-cash assets acquired
   by related party                                       $   15,023                    -
Investment in joint venture
   converting to consolidated subsidiary                      11,872                    -
Long-term related party loan related
   to non-cash assets acquired                                16,000                    -


         The Company repaid floating rate notes with a principal balance of $3,117,000 and accrued interest of $143,187 on August 28, 1998. Interest on the notes were based on the London interbank rate, and was due annually on December
1. The floating rate notes were originally issued on December 10, 1990, with a maturity date of December 10, 2005.

Note 8. CHANGE OF ACCOUNTANTS

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


Results of Operations

         Revenues for the third quarter of 1998 were $70.1 million, compared with $81.0 million in the third quarter of 1997 and $70.4 million for the second quarter of 1998. The decline from the third quarter of 1997 of 13% was driven primarily by weaker bookings, which began during the end of the fourth quarter of 1997, and persisted throughout the first half of 1998. The Company believes that the major reasons for the decline in bookings were initiated by high inventory levels of its commodity products at its customers and distributors, followed by an overall worldwide decline in demand for semiconductors. In the third quarter, we continued to focus on our major markets by introducing the first products in our new LITTLE FOOT PLUS (trademark) family. These are a combination of a power MOSFET and a Schottky diode that are optimized for specific applications in notebook computers and cellular telephones. We also introduced the industry's first power MOSFET rated at 1.8 volts, also for notebook computer and cellular telephone applications. In addition, we introduced the first product in our new family of 200-volt rated MOSFETs, targeted at the wired telecommunications market.

         Sales of Power IC products decreased 19% from the second quarter of 1998, while sales of the Power MOSFET increased 2%. Sales of the Signal Processing product line increased by 8%. In comparison to sales for the same quarter in 1997, the Power MOSFET and Signal Processing product lines decreased by 12% and 31% respectively; Power IC sales increased by 17% from the prior year. Asia Pacific experienced a 34% revenue increase compared to the third quarter of 1997. Revenues in North America, Europe, and Japan declined by 36%, 29%, and 22%, respectively, from the third quarter of 1997.

         Gross profit of 36% for the third quarter of 1998 declined by 4% in comparison to the third quarter of 1997. The decrease in margin is primarily a result of the substantial price pressures worldwide, especially in Japan, along with under-utilization of existing manufacturing capacity due to a decline in demand. After experiencing significant front-end manufacturing capacity shortages during 1997, the Company executed its strategy of increasing capacity. A new 6-inch wafer fabrication facility was started in Itzehoe, Germany, and the capacity of the existing Santa Clara site was increased. However, this capacity was increased just as the worldwide slowdown in semiconductor demand impacted the Company. The net effect of the overall decrease in demand and resulting increased depreciation and other capacity related fixed costs has had a significant adverse impact on gross margins. While the increased capacity is causing pressure on gross margins in the short-term, management believes that the Company is now well positioned to respond to customer needs when the slowdown in the semiconductor market subsides.

         Research and development expenses were flat at $4.0 million for the third quarter of 1998 and 1997. However, faster time to market due to increased throughput of research and development wafers will allow the Company to release more new products in 1998 compared to 1997.

         Selling, marketing, and administration expenses were reduced to $13.2 million for the third quarter of 1998 from $16.7 million for the same quarter of 1997. Due to cost reduction programs implemented in the first quarter of 1998, spending for selling, marketing, and administration expenses declined by $3.5 million compared to the third quarter of 1997. Even in light of lower revenues, these expenses declined from 20.7% of revenue in the third quarter of 1997 to 18.8% of revenue for the third quarter of 1998, reflecting the successful implementation of the restructuring plan.

         The Company incurred a pre-tax restructuring charge of $19.8 million in the first quarter of 1998. See Note 3 of Notes to Consolidated Financial Statements for additional details.

         Restructuring costs of $9.5 million are included in accrued liabilities as of September 27, 1998. When fully implemented, the restructuring plan is expected to reduce the Company's operating costs by approximately $10.0 million per year. In 1998, the Company borrowed $10.0 million from Vishay to fund part of these restructuring costs.

         Income tax expense for the third quarter of 1998 decreased by 11.6% from the same quarter of 1997 due to the decrease in earnings before taxes.


Liquidity and Capital Resources

         Cash and cash equivalents and short-term investment with affiliate increased by $17.7 million from December 31, 1997. The consolidation of Simconix accounted for $9.1 million of the increase in the cash balance. In 1998, the Company borrowed $30.3 million from Vishay to fund a portion of the restructuring costs, capital investments as well as the acquisition of Simconix. The Company repaid $9.3 million of the $30.3 million loan during the third quarter of 1998. Management expects that 1998 cash flow from operations and existing lines of credit with Vishay will be sufficient to meet its normal operating requirements and to fund its research and development, capital, and restructuring expenditures.

         Accounts receivable decreased by $13.8 million or 26.4% from December 31, 1997 primarily due to the decrease in revenues. Revenues for the third quarter of 1998 were $70.1 million, compared with $90.4 million for the fourth quarter of 1997.

         Net affiliate accounts receivable/payable increased by $10.1 million from December 31, 1997 mainly due to the timing of cash received from unconsolidated affiliates.

         Inventories increased by $7.0 million or 16.4% from December 31, 1997 due to the addition of manufacturing capacity, including the fabrication facility in Itzehoe, Germany.

         Capital expenditures were $23.6 million in the first nine months of 1998, compared to $24.6 million in the first nine months of 1997. The expenditures were related to the capacity expansion program for the new technology products initiated in 1997. Driven by the overall market conditions and reduced growth expectations for 1998, the Company decided during the second quarter to delay further capacity expansion. However, based on recent market development the Company expects capital expenditures to be flat over 1997.

         On April 1, 1998, Vishay acquired for $16.0 million an additional 40% interest in Simconix, a back-end manufacturing facility in Shanghai, China. The total interest of ownership of Simconix by the Company is 90%. See Note 6 of Notes to Consolidated Financial Statements for additional details.

         Current liabilities increased by $6.2 million or 7% from December 31, 1997 mainly due to the restructuring costs relating to the Vishay acquisition. As of September 27, 1998, $9.5 million of restructuring costs are included in accrued liabilities.

         Many computer systems and applications experience problems handling dates beyond the year 1999 and will need to be modified before the year 2000 in order to remain functional. As for many other companies, the year 2000 computer issue poses a potential risk for the Company both as a user of information systems in the operation of its business and as a supplier of computer systems and related software, including operating system software to customers.

         The Company has completed an assessment of its core business information systems, many of which are provided by outside suppliers, for year 2000 readiness and is extending that review to include a wide variety of other information systems and related business processes used in its operations. The Company plans to have changes to critical systems implemented by the first quarter of calendar 1999. Although its assessment is ongoing, the Company currently beleives that resolving these matters will not have a material adverse effect on its financial condition or results of operations.

         The Company is also assessing the possible effect on its operations of the year 2000 readiness of critical suppliers of products and services. The Company's reliance on its key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that another company's failure to address year 2000 issues could not have an adverse effect on the Company.

         The Company is currently in the process of estimating its year 2000 project costs as part of its annual budget process. The Company believes that it is unlikely to experience a material adverse impact on its financial condition or results of operations due to year 2000 compliance issues. However, since the assessment process is ongoing, year 2000 complications are not fully known, and potential liability issues are not clear, the full potential impact of the year 2000 on the Company is not known at this time.


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

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The registrant's Annual Meeting of Stockholders was held on September 10, 1998.

         (b)      Not applicable.

         (c) There were two matters voted on at the Meeting. A brief description of each of these matters, and the results of the votes thereon, are as follows:

                  1.       Election of Directors


                           Nominee          For                        Abstain
                           -------          ---                        -------

                           Owyang           9,766,317                  58,942
                           Arndt            9,764,100                  61,159
                           Lipcaman         9,764,100                  61,159
                           Smith            9,764,215                  61,044


                  2. Ratification of the appointment of Ernst & Young LLP as the registrant's auditors for the fiscal year ending December 31, 1998

                                                                                         Broker
                     For                 Against               Abstain                  Nonvotes
                     ---                 -------               -------                  --------

                   9,815,924              4,231                 3,104                       -0-



         (d)      Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Not applicable.

         (b) There was one report on Form 8-K filed during the quarter ended September 27, 1998. The only item reported was Item 4--Changes in Registrant's Certifying Accountant. No financial statements were filed.
The date of this report is July 31, 1998.


                  The following exhibits are filed herewith:

                  27       Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SILICONIX INCORPORATED




Date: November 11, 1998              By: /s/King Owyang
                                         --------------
                                         King Owyang
                                         President and Chief Executive Officer



                                     By:  /s/Jens Meyerhoff
                                         ------------------
                                         Jens Meyerhoff
                                         Chief Financial Officier