Form 10-K
period 1998-12-31
SILICONIX INC
filed 1999-04-01
CIK 90283

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

                                Yes [X]    No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates is $46,356,000, based upon the closing price for the registrant's Common Stock on March 11, 1999 ($23.8125).

     The number of shares of the registrant's Common Stock, $0.01 par value, outstanding at March 11, 1999 was 9,959,680.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Siliconix  incorporated  1998 Annual Report to  Shareholders:
Parts I, II, and IV.

2. Portions of the definitive Proxy Statement dated April 30, 1999 to be filed with the Securities and Exchange Commission on or about April 30, 1999, pursuant to Section 14 of the Securities Exchange Act of 1934, in connection with the 1999 Annual Meeting of Shareholders of Siliconix incorporated: Part III.

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

     Siliconix was a member of TEMIC Semiconductors, a division of the Daimler-Benz microelectronics consortium, for several years. On December 16, 1997, Daimler-Benz announced that it had agreed to sell the Semiconductor Division of TEMIC, which included its 80.4% interest in Siliconix, to Vishay Intertechnology, Inc. ("Vishay") of Malvern, Pennsylvania. The acquisition was completed on March 2, 1998, and on that date Vishay became the Company's largest shareholder. The Company's products are now marketed with the Siliconix brand name under the Vishay umbrella.

     Coincident with the acquisition of the majority interest in Siliconix by Vishay , Richard J. Kulle stepped down as Siliconix President and CEO and was replaced by Dr. King Owyang, formerly Executive Vice President, Technology & Silicon Operations. Dr. Owyang has been employed by Siliconix for eleven years and served in his previous position for approximately six years. From the beginning of his employment, Dr. Owyang led the technology advances which are the foundation of Siliconix's growth and profitability.

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

     The Company's discrete power MOSFETs (an acronym for "metal oxide semiconductor field effect transistors") and power ICs are designed for similar applications and can often be used together as chip sets with complementary performance characteristics optimized for a specific application.

     Power MOSFETs are the Company's fastest growing products in terms of sales. In this product line, Siliconix has focused on low-voltage products that are prevalent in battery-operated products (e.g., notebook computers and cellular phones) and in automotive systems. Siliconix has maintained technology leadership in low-voltage, surface-mount power MOSFETs through advances in both silicon technologies and product packaging. Advanced silicon process technologies, such as the Company's "Trench" technology, offer very high cell densities and low device on-resistance. These process technologies have been coupled with innovative packaging techniques to create surface-mount product families, such as LITTLE FOOT(R) power MOSFETs, that provide customers with size and performance benefits as well as manufacturing compatibility with digital integrated circuits.

     Siliconix power ICs include power conversion and interface ICs, and motor control ICs. The Company's power conversion and interface ICs are based on low-voltage mixed-signal silicon processes that offer customers higher frequencies without compromising efficiencies compared to competitive products. They are used in applications where an input voltage from a battery or other supply source must be converted to a level that is compatible with logic signals used by microprocessors and other electronic components in the system. The Company's motor control ICs are used to control motion in data storage applications (e.g., optical and hard disk drives) and to control the speed of small motors in office equipment (e.g., printers and copy machines).

     The Company's mature product lines include discrete small-signal transistors and signal processing ICs (i.e., analog switches and multiplexers). The small-signal transistors range from junction field-effect transistors (JFETs), Siliconix's original product line, which remain critical for some applications, to newer transistor processes, such as the Company's DMOS processes, which offer performance advantages over competitors' similar product lines. The analog switches and multiplexers are primarily used in instrumentation and industrial equipment that receives and/or outputs real-world analog signals. The latest additions to the group are the new low voltage analog switches and small signal MOSFETs in the very tiny SC-70 package.


Manufacturing

     The Company's manufacturing operations are strategically located to support customer manufacturing locations, to cultivate growth markets, and to access cost-effective engineering talent. All of the Company's manufacturing sites use Statistical Process Control methods of total quality control and have ISO 9000 certification.

     Siliconix fabricates wafers for its advanced power products at its Santa Clara, California manufacturing headquarters, where the Company maintains a Class 1 (clean room classification) six-inch wafer fab. Further capacity for wafer fabrication of power products was added during 1997 by way of a manufacturing capacity agreement with a current subsidiary of Vishay in a Class 1 facility in Itzehoe, Germany. Wafers for analog switches, multiplexers, and low power discrete devices are fabricated in the Company's four-inch wafer fab in Santa Clara. In 1997, fabrication of the Company's JFETs was transferred to an unaffiliated foundry in Beijing, China.

     Assembly and testing of the Company's products are performed in Company facilities in Taiwan and Shanghai, China, and by subcontractors in the Philippines, China, and the United States.

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

Sales

     From 1993 to 1998, Siliconix sales were handled by the sales organization of TEMIC Semiconductors, the semiconductor division of the Daimler-Benz microelectronics group, which included Siliconix, Telefunken Semiconductors, Matra MHS, and Dialog Semiconductor. Unifying the sales activities for these four companies brought value to customers by allowing them to deal with one entity for a broader range of their semiconductor needs. Since the acquisition of a majority interest in the Company by Vishay , the Company's products have been sold by the Vishay worldwide sales organization, which consists of much of the same worldwide structure of sales representatives and distributors that was established for TEMIC Semiconductors.

     The sales organizations are regionally based, functioning as agents that earn a commission as a fixed percentage of sales and performing all sales-related activities. The following table shows net sales and the percentage of the Company's net sales on a geographic basis for the periods indicated (dollars in thousands).


                             Years ended December 31
                             -----------------------

                                    1998                  1997              1996
                                    ----                  ----              ----
United States              $   70,282       25%  $   91,673       29%  $   74,268      28%
Europe                         72,168       26%      90,480       28%      71,739      27%
Japan                          19,700        7%      33,359       10%      51,065      19%
Taiwan                         29,530       10%      19,448        6%      17,008       6%
Singapore                      36,425       13%      34,473       11%      25,093       9%
Asia Pacific                   45,012       16%      29,901        9%      14,433       5%
All other                       9,229        3%      22,217        7%      15,328       6%
                           ----------   -------  ----------   -------  ----------   ------
                           $  282,346      100%  $  321,551      100%  $  268,934     100%

     The Company markets its products in different geographic areas as follows.

     United States and Canada: Sales are made by the United States and Canada ("North American") field sales force and manufacturer's representative organizations. Manufacturer's representatives are compensated by commissions only. Area sales managers coordinate these representatives and the North American sales force. North American sales headquarters are located in Monroe, Connecticut. Regional sales offices are located in or near Sanford, Maine; Chicago, Illinois; Tampa, Florida; Houston, Texas; Santa Clara, California; and Orange County, California. In addition, the Company has direct sales offices for automotive customers in Troy, Michigan and Kokomo, Indiana.

     Sales not made directly to original equipment manufacturers are made through distributors, which currently have approximately 350 locations throughout the United States and Canada. Certain distributors are provided with contractual protection for their inventory against reductions in published prices and against product obsolescence.

     Europe Sales are made by the European sales force and manufacturer's representative organizations. As in North America, sales not made directly to the original equipment manufacturers are made through distributors, with approximately 125 locations. These distributors are provided with certain inventory obsolescence and price protections similar to those granted to domestic distributors.

     Japan: Sales in Japan are made both by the Japan sales force and distributors.

     Asia Pacific: Sales are made in Hong Kong, Korea, Taiwan, The People's Republic of China and in Southeast Asia, by the Asia-Pacific sales force, headquartered in Singapore. In these locations, as in the United States, sales are made directly to original equipment manufacturers through field sales engineers or through manufacturer's representatives. Direct sales agents and representatives are compensated by commissions only. Sales not made directly to original equipment manufacturers are made through distributors, which currently have approximately 75 locations in the region.

     Sales  in  the  rest  of  the   world  are  made   through   manufacturer's
representatives, stocking representatives and distributors.

     For further information, (see Note 7 of Notes to Consolidated Financial Statements) which is incorporated herein by reference.

Order Backlog

     As of December 31, 1998, the backlog of orders booked was $62.4 million. The backlog as of December 31, 1997 was $74.1 million. The Company includes in backlog only open orders which have been released by the customer for shipment in the calendar year 1999. The Company's customers encounter uncertain and changing demand for their products. They typically order products from the Company based on their forecasts. If demand falls below customers' forecasts, or if customers do not control their inventory effectively, they may cancel or reschedule their shipments previously ordered from the Company, in many instances without the payment of any penalty. Therefore, backlog is not necessarily indicative of sales for any future period.

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

Research and Development

     Research and development activities are directed toward expanding technology leadership. Focus is on developing new products and processes, and activities are ongoing to improve the cycle time from new product development to product release. Total expenditures were $17.1 million in 1998, $17.8 million in 1997 and $20.8 million in 1996. Significant effort has been expended on new power products and ICs where continued rapid market growth is expected, (see
Note 2 of Notes to Consolidated Financial Statements).

Patents and Licenses

     Siliconix protects its technology leadership by securing patents on proprietary products and processes. As of December 31, 1998, Siliconix owned 147 U.S. patents, covering primarily semiconductor device structures, processes, and circuitry. Expiration dates for these patents range from 1999 to 2017. An additional 14 patents have been allowed but not yet issued. There were also 60 U.S. patent applications pending. The Company believes that, as it increasingly utilizes these patents in the design and manufacture of its products, its royalty obligations will decrease significantly, (see Note 8 of Notes to Consolidated Financial Statements).

Employees

       On December 31, 1998, the Company employed 1,642 people, of whom 703 were employed in the United States, 923 in Asia, and 16 in Europe.

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

Executive Officers

   The following sets forth the name, age, offices presently held, business experience, and principal occupation of the Company's executive officers:

              Name                  Office Presently Held
              ----                  ---------------------

         King Owyang       President, Chief Executive Officer
         Mike Chang        Executive Vice President, Technology &
                           Silicon Operations
         Jens Meyerhoff    Senior Vice President Administration and Chief
                           Financial Officer
         Hamza Yilmaz      Senior Vice President
         John Cox          Vice President, Worldwide Environmental, Health &
                           Safety Affairs

     Dr. Owyang, age 53, joined the Company in January 1988 as a divisional Vice President of Research and Development. He assumed additional responsibility for Corporate Reliability and Quality Assurance in April 1990. He became Vice
President, Engineering in May 1990; Executive Vice President, Technology and Silicon Operations in April 1992; and President and Chief Executive Officer in March 1998. Dr. Owyang holds B.S. and Ph.D. degrees in Physics.

     Dr. Chang, age 53, joined the Company in December 1987 as Manager of Process Technology. He became Director, Fab Operations in April 1992; Senior Director, Worldwide Fab Operations in April 1995; and Executive Vice President, Technology & Silicon Operations in October 1998. Dr. Chang holds B.S. and Ph.D. degrees in Electrical Engineering.

     Mr. Meyerhoff, age 34, joined the Company in May 1995 as Senior Manager of Systems and Reporting. He became Director, Product Unit Controlling in April 1997; Senior Director and Corporate Controller in March 1998; and Chief
Financial Officer and Senior Vice President Administration in October 1998. Prior to joining the Company, Mr. Meyerhoff served as Manager, Planning and Controlling at a subsidiary of Daimler-Benz Rail Systems Division in Pittsburgh, Pennsylvania from January 1992 to April 1995. Mr. Meyerhoff holds an M.B.A. in Finance and Information Technology.

     Dr. Yilmaz, age 44, joined the Company in March 1988 as Manager of Device Design and Engineering. He become World Wide Product and Test Engineering Senior Manager in July 1992; Director in June 1993; Senior Director, IC Design and Engineering and Acting Senior Director, World Wide Product and Test Engineering in October 1995; Senior Director of Engineering for the Power MOSFET Business Unit in July 1996; and Vice President and head of the Power MOSFET Business Unit in August 1997. He assumed the additional post of Senior Vice President in October 1998. Dr. Yilmaz holds B.S., M.S. and Ph.D. degrees in Electrical Engineering.

     Mr. Cox, age 50, joined the Company in April 1997 as Vice President, Worldwide Environmental, Health & Safety Affairs. He devotes approximately one-half of his time to the Company's affairs. Since September 1995, he has also been Executive Vice President and Principal Consultant of EnviroBusiness, Inc., an environmental consulting firm to high-technology industries, specializing in semiconductor and semiconductor equipment manufacturers. For more than the previous five years, he served as Corporate Director of Safety, Health & Environmental Affairs of Shipley Company.

Item 2. Properties.

     The Company owns its principal manufacturing plant and general offices which are located in four two-story buildings totaling 234,600 square feet on a 13-acre site in Santa Clara, California. TEMIC Semiconductor North America, Inc., a subsidiary of the Company, leases approximately 11,700 square feet of office space in Basking Ridge, New Jersey. Siliconix Limited, a subsidiary of the Company, currently occupies, under an agreement with TEMIC UK Limited (formerly an affiliated company), approximately 2,000 square feet of space in premises located in Bracknell, United Kingdom, where the Company's European Headquarters are located. Vishay Asia Pte. Ltd., also a subsidiary of the Company, leases approximately 17,300 square feet of administrative space in premises in Singapore, where the Company's Asia Administrative Headquarters are located. Siliconix (Taiwan) Limited, an indirect subsidiary of the Company, owns a 50,000-square-foot portion of a building in the Nan-Tse Export Processing Zone, a suburb of Kaohsiung, Taiwan, which consists of manufacturing and general office space. TEMIC Japan KK, another subsidiary of the Company, leases 3,400 square feet of general office space in Tokyo. Shanghai Simconix Co. Ltd., a joint venture between the Company and the Shanghai Institute of Metallurgy (the "SIM"), leases 41,000 square feet of manufacturing and general office space in Shanghai from the SIM.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     As of March 11, 1999, there were 736 holders of record of the Company's Common Stock. Under Delaware law, the Company may pay dividends only from retained earnings or, if none, from net profits for the current or preceding fiscal year. In addition, the Company is indirectly bound by a restrictive covenant contained in the Vishay Intertechnology's Credit Agreement with its lending banks which precludes the payment of dividends. The Company has paid no dividends since December 1980 in order to retain the Company's earnings to fund future growth requirements. No change in such policy is anticipated in the near future.

     A presentation of the highest and lowest "last trade" price for the Company's Common Stock for each quarterly period during 1998 and 1997 is incorporated by reference from the Company's 1998 Annual Report to Shareholders, portions of which are filed as Exhibit 13 hereto. The Company's Common Stock trades on the Nasdaq Stock Market under the symbol "SILI."

Item 6. Selected Financial Data.

     Incorporated by reference from the Company's 1998 Annual Report to Shareholders, portions of which are filed as Exhibit 13 hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Incorporated by reference from the Company's 1998 Annual Report to Shareholders, portions of which are filed as Exhibit 13 hereto.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

     Incorporated by reference from the Company's 1998 Annual Report to Shareholders, portions of which are filed as Exhibit 13 hereto.

Item 8. Financial Statements and Supplementary Data.

     The  financial   statements  and  reports  of   independent   auditors  are
incorporated by reference from the Company's 1998 Annual Report to Shareholders, portions of which are filed as Exhibit 13 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Report of Ernst and Young LLP,

To the Board of Directors and Shareholders of Siliconix incorporated

         We have audited the accompanying consolidated balance sheet of Siliconix incorporated as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siliconix incorporated at December 31, 1998, and the result of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

San Jose, California
January 21, 1999

Board of Directors

Siliconix incorporated:

We have audited the accompanying consolidated balance sheet of Siliconix incorporated as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mistatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siliconix incorporated as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                        KPMG LLP

Mountain View, California

January 21, 1998

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The executive officers of the Company are identified in Item 1 of Part I of this Annual Report on Form 10-K. Identification of the directors of the Company is incorporated by reference from the "Election of Directors" section of the Company's definitive Proxy Statement dated April 30, 1999 to be mailed to shareholders in connection with the 1999 Annual Shareholders Meeting and filed with the Securities and Exchange Commission on or about April 30, 1999 (the "Proxy Statement").

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Documents Filed as Part of Form 10-K

     1.  Financial Statements

         Independent Auditors' Reports on the Financial Statements.

         The remainder of the Financial Statements and reports of independent auditors are incorporated by reference from the Company's 1998 Annual Report to Shareholders, portions of which are filed as Exhibit 13 hereto.

         Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997, and 1996

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

         Notes to Consolidated Financial Statements

         Quarterly Financial Data (unaudited)

     2.  Financial Statement Schedule

         A.   Independent Auditors' Reports on Financial Statement Schedule

         II.  Valuation and Qualifying Accounts

              All other schedules have been omitted as the required information is reported or incorporated by reference elsewhere in this Annual Report or is not applicable.

     3.  Exhibits

          3.1     Restated Certificate of Incorporation/1/

          3.2     Bylaws/2/

         10.2     One-Year Key Professional Incentive Bonus Plan/1/

         10.3     Key Professional Performance Unit Plan/2/

         10.5 Amended and Restated License Agreement dated April 10, 1990 between the Company and International Rectifier Corporation/1/

         10.6 Amendment to Amended and Restated License Agreement dated December 21, 1990 between the Company and International Rectifier Corporation/1/

         10.10 Pension Contract dated January 26, 1995 between Richard J. Kulle and TEMIC TELEFUNKEN microelectronic GmbH/3/

         10.11    Special Retention Bonus Plan of Siliconix incorporated/4/

         10.12    Change-in-Control Severance Plan of Siliconix incorporated/4/

         10.13    Special Retention Bonus Plan (1998) of Siliconix incorporated
                  /5/

         10.14 Amendment No. 1 to Change-in-Control Severance Plan of Siliconix incorporated/5/

         10.15 Amendment No. 1 to Siliconix One-Year Key Professional Incentive Bonus Plan/5/

         10.16 Amendment No. 2 to Siliconix One-Year Key Professional Incentive Bonus Plan/5/

         10.17 Amendment No. 1 to Siliconix Key Professional Performance Unit Plan/5/

         10.18 Amendment No. 2 to Siliconix Key Professional Performance Unit Plan/5/

         10.19 Separation Agreement and Mutual Release dated March 11, 1998 among Richard Kulle, Siliconix incorporated and Vishay Intertechnology, Inc.

         10.20 Amendment No. 1 to Separation Agreement and Mutual Release dated March 19, 1998 among Richard Kulle, Siliconix incorporated and Vishay Intertechnology, Inc.

         10.21 Promissory Note from Siliconix incorporated to Vishay Intertechnology, Inc. in the principal amount of $34,570,000 dated March 2, 1998

         10.22 Promissory Note from Siliconix incorporated to Vishay Intertechnology, Inc. in the principal amount of $16,000,000 dated May 26, 1998

(footnotes on following page)

         10.23 Revolving Intercompany Promissory Note from Siliconix incorporated to Vishay Intertechnology, Inc. in the maximum principal amount of $35,000,000 dated May 26, 1998

         13       Portions of Siliconix incorporated 1998 Annual Report to
                  Shareholders

         21       Subsidiaries of the Company

         27       Financial Data Schedule

---------------------

/1/Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the SEC on April 15, 1991.

/2/Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed with the SEC on April 1, 1996.

/3/Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on April 10, 1995.

/4/Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, filed with the SEC on May 14, 1997.

/5/Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, filed with the SEC on November 12, 1997.

   (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K in the last quarter of the year ended December 31, 1998.

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Shareholders of Siliconix, Incorporated:

We have audited the consolidated financial statements of Siliconix incorporated as of December 31, 1998 and for the year ended December 31, 1998, and have issued our report thereon dated January 21, 1999 (included elsewhere in this Annual Report on Form 10-K). Our audit also included the financial statement shcedule listed in Item 14(a)(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



San Jose, California
January 21, 1999

         REPORT ON FINANCIAL STATEMENT SCHEDULE ON INDEPENDENT AUDITORS


The Board of Directors
Siliconix incorporated:

The audit referred to in our report dated January 21, 1998 included the related financial statmenet schedule as of December 31, 1997, and for each of the years in the two-year period ended December 31, 1997, as listed in the Index in Item 14(a)2 herein. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.


                                   KPMG LLP


Mountain View, California
January 21, 1998

                             SILICONIX INCORPORATED
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            YEARS ENDED DECEMBER 31

                                 (IN THOUSANDS)


         Additions
         ---------

                                            Balance
                                            At                Charged to                                        Balance
                                            Beginning         Costs and         Charged to                      At End
                                            of Period         Expenses          Revenues       Deductions       of Period
                                            ---------         --------          --------       ----------       ---------

1996:

Allowance for Doubtful Accounts            $  1,841          $    329          $     -          $     69          $ 2,101

Allowance for Price Adjustments                 443                 -            3,945             4,288              100

Allowance for Returned Parts and
  Distributor Adjustments                     3,242                 -           18,636            15,474            6,404
                                              -----           -------           ------            ------            -----
                                           $  5,526          $    329          $22,581          $ 19,831          $ 8,605

1997:

Allowance for Doubtful Accounts            $  2,101          $    545          $     -          $    458          $ 2,188

Allowance for Price Adjustments                 100                 -            4,712             4,421              391

Allowance for Returned Parts and
  Distributor Adjustments                     6,404                 -           24,818            21,878            9,344
                                              -----           -------           ------           -------           ------
                                           $  8,605          $    545          $29,530          $ 26,757          $11,923
1998:

Allowance for Doubtful Accounts            $  2,188          $  1,266          $     -          $    586          $ 2,868

Allowance for Price Adjustments                 391                 -            6,687             6,328              750

Allowance for Returned Parts and
   Distributor Adjustments                    9,344                 -           23,319            21,890           10,773
                                            -------           -------           ------           -------           ------
                                           $ 11,923          $  1,266          $30,006           $28,804           $14,391

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 1999

                                    SILICONIX INCORPORATED


                                      By: /s/King Owyang
                                          -----------------------------
                                          King Owyang
                                          President and Chief Executive Officer


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


            Signature                             Title                                      Date
            ---------                             -----                                      ----
Principal Executive Officer



/s/King Owyang                           President, Chief Executive
-----------------------------              Officer and a Director                             March 26, 1999
King Owyang


Principal Financial and Accounting Officer



/s/Jens Meyerhoff                         Senior Vice President Administration and
-----------------------------               Chief Financial Officer                           March 26, 1999
Jens Meyerhoff



/s/Everett Arndt                          Director                                            March 26, 1999
----------------------------
Everett Arndt



/s/Lori Lipcaman                          Director                                            March 26, 1999
----------------------------
Lori Lipcaman



/s/Glyndwr Smith                          Director                                            March 26, 1999
----------------------------
Glyndwr Smith


                                INDEX TO EXHIBITS

                         Exhibit
                         -------


         3.1      Restated Certificate of Incorporation/1/

         3.2      Bylaws/2/

         10.2     One-Year Key Professional Incentive Bonus Plan/1/

         10.3     Key Professional Performance Unit Plan/2/

         10.5 Amended and Restated License Agreement dated April 10, 1990 between the Company and International Rectifier Corporation/1/

         10.6 Amendment to Amended and Restated License Agreement dated December 21, 1990 between the Company and International Rectifier Corporation/1/

         10.10 Pension Contract dated January 26, 1995 between Richard J. Kulle and TEMIC TELEFUNKEN microelectronic GmbH/3/

         10.11    Special Retention Bonus Plan of Siliconix incorporated/4/

         10.12    Change-in-Control Severance Plan of Siliconix incorporated/4/

         10.13    Special    Retention    Bonus   Plan   (1998)   of   Siliconix
                  incorporated/5/

         10.14    Amendment  No.  1  to  Change-in-Control   Severance  Plan  of
                  Siliconix incorporated/5/

         10.15    Amendment  No.  1  to  Siliconix   One-Year  Key  Professional
                  Incentive Bonus Plan/5/

         10.16    Amendment  No.  2  to  Siliconix   One-Year  Key  Professional
                  Incentive Bonus Plan/5/

         10.17 Amendment No. 1 to Siliconix Key Professional Performance Unit Plan/5/

         10.18 Amendment No. 2 to Siliconix Key Professional Performance Unit Plan/5/

         10.19    Separation  Agreement and Mutual  Release dated March 11, 1998
                  among  Richard  Kulle,   Siliconix   incorporated  and  Vishay
                  Intertechnology, Inc.

         10.20    Amendment  No. 1 to Separation  Agreement  and Mutual  Release
                  dated  March  19,   1998  among   Richard   Kulle,   Siliconix
                  incorporated and Vishay Intertechnology, Inc.

         10.21    Promissory   Note  from  Siliconix   incorporated   to  Vishay
                  Intertechnology, Inc. in the principal amount of $34,570,000 dated March 2, 1998

         10.22    Promissory   Note  from  Siliconix   incorporated   to  Vishay
                  Intertechnology, Inc. in the principal amount of $16,000,000 dated May 26, 1998

(footnotes on following page)


         10.23    Revolving   Intercompany   Promissory   Note  from   Siliconix
                  incorporated to Vishay Intertechnology, Inc. in the maximum principal amount of $35,000,000 dated May 26, 1998

         13       Portions  of  Siliconix  incorporated  1998  Annual  Report to
                  Shareholders

         21       Subsidiaries of the Company

         27       Financial Data Schedule

---------------------

/1/Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the SEC on April 15, 1991.

/2/Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed with the SEC on April 1, 1996.

/3/Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the SEC on April 10, 1995.

/4/Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, filed with the SEC on May 14, 1997.

/5/Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, filed with the SEC on November 12, 1997.