Form 10-Q
period 1999-04-04
SILICONIX INC
filed 1999-05-18
CIK 90283

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q



(Mark One)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     X               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 4, 1999

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

                                   Yes X No _

         Indicate the number of shares outstanding of each of the registrant's classes of common stock:

         COMMON STOCK, $0.01 PAR VALUE -- 9,959,680 outstanding shares as OF MAY 17, 1999.

                             SILICONIX INCORPORATED

                         TABLE OF CONTENTS TO FORM 10-Q


Part I.    Financial Information                                        Page No.

Item 1     Financial Statements

             Consolidated statements of operations for the
             three months ended April 4, 1999 and March 29, 1998.           3

             Consolidated balance sheets as
             of April 4, 1999 and December 31, 1998                         4

             Consolidated statements of cash flows for the three months
             ended April 4, 1999 and March 29, 1998                         5

             Notes to consolidated financial statements                     6

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    9


Part II. Other Information


           Signature                                                        13

                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


(In  thousands, except per share amounts)                                        Three Months Ended
                                                                           April 4,            March 29,
                                                                             1999                1998
                                                                         --------------     ----------------

Net sales                                                             $         81,041  $            65,250
Cost of sales                                                                   51,068               40,139
                                                                         --------------     ----------------

Gross profit                                                                    29,973               25,111

Operating expenses:
Research and development                                                         4,020                5,029
Selling, marketing, and administration                                          11,558               16,712
Goodwill amortization                                                              114                    -
Restructuring                                                                        -               19,751
                                                                         --------------     ----------------

Operating income (loss)                                                         14,281             (16,381)
Interest expense                                                                   266                  554
Other (income) expense - net                                                        92                  529
                                                                         --------------     ----------------

Income (loss) before taxes and minority interest                                13,923             (17,464)
Income taxes                                                                     3,973              (6,112)
Minority interest in income of consolidated subsidiary                             225                    -
                                                                         --------------     ----------------

Net income (loss)                                                     $          9,725  $          (11,352)
                                                                         ==============     ================

Net income (loss) per share (basic and diluted)                       $           0.98  $            (1.14)
                                                                         ==============     ================

Shares used to compute earnings per share                                        9,960                9,960
                                                                         ==============     ================

See accompanying notes to consolidated financial statements.

                             SILICONIX INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                         (In thousands, except share data)

                                                                             April 4,          December 31,
                                                                               1999                1998
                                                                           --------------     ----------------
Assets
Current assets:
     Cash and cash equivalents                                          $         15,948   $           37,694
     Accounts receivable, less allowances                                         36,979               35,559
     Accounts receivable from affiliates                                          13,642                9,917
     Inventories                                                                  52,724               49,421
     Other current assets                                                          7,119                8,867
     Deferred income taxes                                                        15,182               15,182
                                                                           --------------     ----------------

          Total current assets                                                   141,594              156,640
                                                                           --------------     ----------------

Property, plant, and equipment, at cost:
     Land                                                                          1,715                1,576
     Buildings and improvements                                                   47,788               47,962
     Machinery and equipment                                                     271,197              266,525
                                                                           --------------     ----------------

                                                                                 320,700              316,063
     Less accumulated depreciation                                               173,292              165,677
                                                                           --------------     ----------------

          Net property, plant, and equipment                                     147,408              150,386

Goodwill                                                                           8,705                8,820
Other assets                                                                       1,393                1,413
                                                                           --------------     ----------------

Total assets                                                            $        299,100   $          317,259
                                                                           --------------     ----------------

Liabilities and Shareholders' Equity Current liabilities:
     Accounts payable                                                   $         16,743   $           23,947
     Accounts payable to affiliates                                               26,312               29,192
     Accrued payroll and related compensation                                      9,860               11,694
     Accrued restructuring charge                                                  3,560                5,352
     Accrued liabilities                                                          37,425               32,803
                                                                           --------------     ----------------

          Total current liabilities                                               93,900              102,988
                                                                           --------------     ----------------

Long-term related party debt                                                      31,570               50,570
Long-term debt, less current portion                                               1,302                1,221
Deferred income taxes                                                              9,170                9,170
Minority interest                                                                  3,225                3,170
                                                                           --------------     ----------------

     Total liabilities                                                           139,167              167,119
                                                                           --------------     ----------------
Commitment and contingencies
Shareholders' equity
     Common stock                                                                    100                  100
     Additional paid-in-capital                                                   59,541               59,536
     Retained earnings                                                           101,010               91,285
     Accumulated other comprehensive  loss                                         (718)                (781)
                                                                           --------------     ----------------

          Total shareholders' equity                                             159,933              150,140
                                                                           --------------     ----------------

Total liabilities and shareholders' equity                              $        299,100   $          317,259
                                                                           ==============     ================

           See accompanying Notes to Consolidated Financial Statements

                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                             April 4,            March 29,
(In thousands)                                                                 1999                1998
                                                                           --------------     ----------------

Cash flows from operating activities:
Net income (loss)                                                       $          9,725   $         (11,352)
Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
     Depreciation and amortization                                                 7,730                6,392
     Deferred income taxes                                                             -              (5,681)
     Undistributed earnings from joint venture                                         -                (970)
     Payment of pension benefits                                                       -                 (81)
     Restructuring                                                               (1,792)               17,491
     Other non-cash (income) and expenses                                             81                  177
     Changes in operating assets and liabilities:
          Accounts receivable                                                    (1,420)               13,289
          Accounts receivable from affiliates                                    (3,725)              (7,760)
          Inventories                                                            (3,303)             (11,966)
          Other current assets                                                     1,748              (4,694)
          Accounts payable                                                       (7,204)                1,506
          Accounts payable to affiliates                                         (2,880)                4,293
          Accrued liabilities                                                      2,762              (4,223)
                                                                           --------------     ----------------

Net cash provided (used) by operating activities                                   1,722              (3,579)
                                                                           --------------     ----------------

Cash flows from investing activities:
     Purchase of property, plant, and equipment                                  (4,637)              (8,335)
     Short-term investment with affiliate                                              -                8,586
     Sale of other assets                                                             20                   64
                                                                           -------------- --- ----------------

Net cash provided (used) in investing activities                                 (4,617)                  315
                                                                           --------------     ----------------

Cash flows from financing activities:
     Repayment of long-term debt                                                (19,000)                    -
     Proceeds from long-term debt                                                     81                    -
     Proceeds from restricted common stock                                             5                    -
                                                                           --------------     ----------------

Net cash used in financing activities                                           (18,914)                    -
                                                                           --------------     ----------------

Effect of exchange rate changes on cash and cash equivalents                          63                  251
                                                                           --------------     ----------------

Net decrease in cash and cash equivalents                                       (21,746)              (3,013)
Cash and cash equivalents:
Beginning of period                                                               37,694               10,249
                                                                           --------------     ----------------

End of period                                                           $         15,948   $            7,236
                                                                           ==============     ================

           See accompanying Notes to Consolidated Financial Statements

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

         In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for, and as of the end of, the periods indicated therein. These statements should be read in conjunction with the Company's December 31, 1998 consolidated financial statements and notes thereto. The results of operations for the first THREE months of 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

         The components of inventory consist of the following:

                                      April 4,                December 31,
                                         1999                        1998
                                         ----                        ----
                                                 (In thousands)

         Finished goods             $   7,595                  $   10,627
         Work-in-process               34,989                      32,348
         Raw materials                 10,140                       6,446
                                    ---------                  ----------
                                    $  52,724                  $   49,421
                                    ---------                  ----------

Note 3.  Restructuring Expense

         The Company incurred a pre-tax restructuring charge of $19.8 million relating to the acquisition on March 2, 1998 of the 80.4% interest in the Company by Vishay. Of the total, approximately $12.6 million related to employee termination costs covering seven key executives and 72 technical, production, and administrative employees. The remaining $7.2 million restructuring charge relates to provisions for certain assets, contract cancellations, and other expenses. As of April 4, 1999, 77 employees have been terminated and the Company settled $11.5 million in costs, of which, $9.6 million were paid and $1.9 million were written off. In addition, $4.7 million has been charged against the restructuring liability for the write-down of certain assets and other expenses. At April 4, 1999, restructuring charges of $3.6 million remain accrued, primarily relating to employee termination costs and contract cancellations. The Company anticipates that it will substantially complete the remainder of its restructuring by the end of 1999.

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

         In management's opinion, based on discussion with legal counsel and other considerations, the ultimate resolution of the above-mentioned matters are not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

         The Company is engaged in discussions with various parties regarding patent licensing and cross patent licensing issues. In the opinion of management, the outcome of these discussions will not have a material adverse effect on the Company's consolidated financial condition or overall trends in the results of operations.

Note 5.  Recently Issued Accounting Pronouncements

         In June 1998, the FASB released SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is still in the process of assessing the impact that SFAS No. 133 will have on its financial statements.

Note 6.  Comprehensive Income

                  As of January 1, 1998, the Company adopted the Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules fort he reporting and display of comprehensive income and its components; however adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income. Prior to adoption, unrealized gains or losses related to foreign currency translation adjustments were reported as a separate component of shareholders' equity.

The following are the components of comprehensive income:

(In thousands)                                                             April 4,            March 29,
                                                                             1999                1998

Net income(loss)                                                      $          9,725  $          (11,352)
Foreign currency translation adjustment                                             63                  61

Comprehensive income(loss)                                                       9,788             (11,291)
The component of accumulated other comprehensive income,
is as follows:
Foreign currency translation adjustment                               $          (718)  $             (518)


Note 7.  Segment Reporting

         The Company is engaged primarily in the designing, marketing, and manufacturing of power and analog semiconductor products. The Company is organized in three operating segments which due to their inter-dependencies, similar long-term economic characteristics, shared production processes and distribution channels have been aggregated to one reportable operating segment under the criteria of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information".

Item 2.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

         Siliconix (the "Company") is engaged in designing, manufacturing, and marketing power and analog semiconductor products. The Company is a leading manufacturer of Power MOSFETs, Power ICs, and analog Signal Processing devices for computers, cell phones, fixed communication networks, automobiles and other electronic systems. Power MOSFET is the producer of low-voltage, surface-mount Power MOSFET products primarily used for the communication, computer, and automotive markets. Power IC focuses on Power Integrated Circuits used in communication and data storage applications. Signal Processing manufactures a wide array of commodity products such as Analog Switches, Low Power MOSFETs, and JFETs for industrial and consumer markets.

         Siliconix is a global semiconductor manufacturing company with 1998 worldwide sales of $282.3 million. The Company manufactures power products in a Class-1 six inch wafer fab in Santa Clara, California and through subcontracted wafer fabrication in Itzehoe, Germany. Analog switches and multiplexer products are fabricated in the four-inch wafer fab in Santa Clara, California. A subcontractor in Beijing, China manufactures the Company's small signal transistor products. The Company also owns assembly and test facilities in Kaoshiung, Taiwan and Shanghai, China. These Company owned facilities are supported by additional manufacturing capacity at subcontractors in Germany, Philippines, China and the United States. The Company's combination of internal and external manufacturing capacity gives it a truly global manufacturing presence, allowing the Company to respond quickly to changes in customer demand as well as allowing the Company added flexibility during economic downturns. The Company will continue to rely heavily on subcontractors in its manufacturing strategy as it allows Siliconix to take advantage of incremental capacity without the burden of a significant increase in the fixed cost infrastructure.

Results of Operations

         Revenues for the first quarter of 1999 were $81.0 million, compared with $65.3 million in the first quarter of 1998. The increase in revenue was primarily the result of increased sales in the Asia Pacific region for the Company's Power IC and Power Mosfet products. This increase was driven by the recovery of the portable communication and computer markets as well as the successful new product introductions into these markets. Beginning in the fourth quarter of 1998, the Company has experienced a significant increase in bookings in all regions except for Europe where bookings remain flat to 1998 levels. The Company expects this trend to continue through the second quarter as the global semiconductor market continues to recover from the weakness experienced in 1998. Additionally, the Company's new product focus on portable communication and computer markets should serve to solidify the Company's strategic position in these key markets and serve as launching pad from which to grow the Company's revenue base in the future.

         Gross profit for the first quarter of 1999 was 37%, compared with 39% in the first quarter of 1998. The two percentage point decline in gross profit was primarily the result of pricing pressure for Power Mosfet products offset by material cost reductions and manufacturing efficiencies gained from full utilization of the Company's existing manufacturing capacity which began in the fourth quarter of 1998 and will continue through the second quarter of 1999. While the Company expects continued pricing pressure throughout the year, the level of price decline is expected to be slower than 1998 due to strong demand for the Company's higher margin products as well as the short-term capacity constraints currently facing the Company. In an effort to preserve the Company's operating results in light of continued downward pressure on prices, the Company will continue to aggressively implement its cost reduction programs as well as focus its investment in new products which tend to have higher margins.

         Research and development expenses decreased to $4.0 million or 5% of sales in the first quarter of 1999 from $5.0 million or 8% of sales for the same quarter of 1998. The decrease was the result of a $0.8 million one-time charge in the first quarter of 1998 from Daimler-Benz for prior joint development projects. For the year, research and development expenses are expected to exceed 1998 levels as the Company continues to commit significant resources in support of its long-term growth objectives and to further develop its PowerConnect (TM) packaging technology and LITTLE FOOT PLUS (TM) family. The Company believes it is critical to continue to make significant investments in research and development to ensure the availability of innovative technology that meets the current and future requirements of its customers. Accordingly, the Company expects in future years to continue to devote substantial resources to research and development programs.


         Selling, marketing, and administration expenses decreased to $11.6 million or 14% of sales in the first quarter of 1999 from $16.7 million or 26% of sales for the same quarter of 1998. The $5.1 million decrease is the result of the successful execution of the Company's restructuring plan that has reduced the Company's infrastructure and due to certain cost reduction initiatives that began in the middle part of 1998 to reduce the Company's overall cost structure in response to current business conditions. While the Company's selling, marketing and administration expenses are expected to rise over the year to support the Company's increasing revenue base, the 1999 expenses are expected to remain significantly below the 1998 level.

         The Company incurred a pre-tax restructuring charge of $19.8 million relating to the acquisition on March 2, 1998 of the 80.4% interest in the Company by Vishay. Of the total, approximately $12.6 million related to employee termination costs covering seven key executives and 72 technical, production, and administrative employees. The remaining $7.2 million restructuring charge relates to provisions for certain assets, contract cancellations, and other expenses. As of April 4, 1999, 77 employees have been terminated and the Company settled $11.5 million in costs, of which, $9.6 million were paid and $1.9 million were written off. In addition, $4.7 million has been charged against the restructuring liability for the write-down of certain assets and other expenses. At April 4, 1999, restructuring charges of $3.6 million remain accrued, primarily relating to employee termination costs and contract cancellations. The Company anticipates that it will substantially complete the remainder of its restructuring by the end of 1999.

         Income tax expense for the first quarter of 1999 increased by $10.1 million from the same quarter of 1998 due to the increase in earnings before tax.


Liquidity and Capital Resources

         Cash and cash equivalents decreased by $21.7 million from December 31, 1998 due to large expenditures in the first quarter of 1999 for capital expenditures, royalty payments, commissions, and yearly management and employee bonuses. In the first quarter of 1999, the Company repaid a $16 million promissory note for the purchase of an additional 40% interest in its Simconix subsidiary as well as $3 million relating to the $34.6 million promissory note to Vishay. In an effort to further reduce interest expense and improve income, the Company repaid another $5 million of the promissory note to Vishay at the end of April 1999. Management believes that the cash flow from operations and existing lines of credit with Vishay will be sufficient to meet its normal operating requirements and to fund its research and development, capital and restructuring activities.

         Accounts receivable increased by $1.4 million or 4% from December 31, 1998 primarily due to the increase in revenues of 6%. Revenues for the first quarter of 1999 were $81.0 million, compared with $76.6 million for the fourth quarter of 1998.

         Net affiliate accounts receivable/payable decreased by $6.6 million from December 31, 1998 mainly due to the timing of cash received from unconsolidated affiliates.

         Inventories increased by $3.3 million or 7% from December 31, 1998 primarily as a result of an increase in raw materials and work-in-process inventories required to support the increased capacities in production volumes called for by the Company's higher revenue levels and the consolidation of the Simconix inventory.

         Capital expenditures were $4.6 million in the first quarter of 1999, compared to $8.3 million in the first quarter of 1998. These expenditures related to the continuation of the Company's capacity expansion plan that resumed in the fourth quarter of 1998 after the downturns in the previous quarters as well as the investment in equipment to support the Company's new technology products. The new equipment has assisted in increased manufacturing capacities that the company has experienced in the first quarter of 1999. Management believes that these investments are essential to the future growth of the Company and its ability to respond quickly to increases in customer demand.


         Current liabilities decreased by $9.1 million or 9% from December 31, 1998 mainly due to the decrease in accounts payable and restructuring costs relating to the Vishay acquisition. At April 4, 1999, the Company has $3.6 million of accrued restructuring costs.

Year 2000
         The Company has a formal, structured Year 2000 Program and Plan and is making consistent progress in executing against this plan. The Year 2000 Program is the responsibility of the Company CFO/Administrative VP who reports to the Company's CEO. The Year 2000 project team includes all Company facilities, locations, and organizations as necessary to ensure awareness and readiness, and includes regular review and reporting on the status of Year 2000 readiness.

         The Company's Year 2000 Plan includes Information Technology ("IT") systems, Facilities and Utilities, Manufacturing equipment and IT interfaces, and Supply chain management. The Company does not produce products with embedded systems.

         The Company has completed the assessment of Year 2000 issues in all areas, including testing and initial contingency planning. The Company is engaged in implementation work, while continuing to test each implementation and is actively identifying contingency plans as necessary. The Company's objective is to complete Year 2000 readiness by the third quarter of 1999, while continuing to monitor and track the effectiveness of the preparation through all critical date events.

         The Company currently estimates total costs of the Year 2000 Readiness Program to be no more than $1.2 million. At the end of the first quarter of 1999, the Company has not spent any material amount and expenses are covered through normal operating budgets.

         The Company believes that Year 2000 readiness will be largely achieved by the third quarter of 1999, however, there can be no assurance that there will be no delay or increased cost associated with the programs described in this section or that there will be no adverse effects on operations as a result of Year 2000 readiness.

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


                                           SILICONIX INCORPORATED




Date: May 18, 1999                         By: /s/King Owyang
                                               --------------
                                               King Owyang
                                               President and Chief Executive
                                               Officer



                                           By:  /s/Jens Meyerhoff
                                                -----------------
                                                Jens Meyerhoff
                                                Chief Financial Officer