Form 10-Q
period 1999-07-04
SILICONIX INC
filed 1999-08-13
CIK 90283

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q
                                   (Mark One)
               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended JULY 4, 1999

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

                                   Yes X   No _
                                      --

         Indicate the number of shares outstanding of each of the registrant's classes of common stock:

         COMMON STOCK, $0.01 PAR VALUE -- 9,959,680 outstanding shares as OF AUGUST 13, 1999.

                             SILICONIX INCORPORATED

                         TABLE OF CONTENTS TO FORM 10-Q


Part I.    Financial Information                                        Page No.

Item 1     Financial Statements

             Consolidated statements of operations for the three
             months and six months ended July 4, 1999 and
             June 28, 1998.                                                  3

             Consolidated balance sheets as
             of July 4, 1999 and December 31, 1998                           4

             Consolidated statements of cash flows for the six months
             ended July 4, 1999 and June 28, 1998                            5

             Notes to consolidated financial statements                      6

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     9


Part II.   Other Information

Item 4     Submission of Matters to a Vote of Security Holders               12

           Signature                                                         13

                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In  thousands, except per share amounts)

                                                                    Three months ended            Six months ended
                                                               July 4, 1999   June 28, 1998   July 4, 1999  June 28, 1998
Net sales                                                     $    90,807     $    70,371     $ 171,848     $  135,621
Cost of sales                                                      54,782          49,280       105,849         89,419
                                                               ----------     ------------    ---------     -----------

Gross profit                                                       36,025          21,091        65,999         46,202

Operating expenses:
Research and development                                            3,987           3,831         8,007          8,860
Selling, marketing, and administration                             12,038          13,079        23,596         29,791
Goodwill amortization                                                 114             103           228            103
Restructuring                                                                          --                       19,751

Operating income (loss)                                            19,886           4,078        34,168        (12,303)
Interest expense                                                    (294)            (728)        (1029)        (1,282)
Other (income) expense - net                                        (937)            (553)         (711)        (1,082)
                                                               ----------     ------------    ---------     -----------

Income (loss) before taxes and minority interest                   18,655           2,797        32,428        (14,667)
Income taxes                                                      (5,394)            (959)       (9,367)         5,153
Minority interest in income of consolidated subsidiary               (55)             (58)         (129)           (58)
                                                               ----------     ------------    ---------     -----------

Net income (loss)                                              $  13,206      $     1,780     $  22,932     $   (9,572)
                                                               ==========     ============    =========     ===========

Net income (loss) per share (basic and diluted)                $    1.33      $       .18     $    2.30     $     (.96)
                                                               ==========     ============    ==========    ===========

Shares used to compute earnings per share                          9,960            9,960         9,960          9,960
                                                               ==========     ============    ==========    ===========


          See accompanying notes to consolidated financial statements.

                             SILICONIX INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands, except share data)

                                                                        July 4,      December 31,
                                                                         1999             1998
                                                                    -------------      -----------
Assets
Current assets:
     Cash and cash equivalents                                      $       8,210      $    37,694
     Accounts receivable, less allowances                                  47,400           35,559
     Accounts receivable from affiliates                                   78,056            9,917
     Inventories                                                           55,242           49,421
     Other current assets                                                   7,508            8,867
     Deferred income taxes                                                 15,182           15,182
                                                                     -------------     ------------

          Total current assets                                            211,598          156,640
                                                                     -------------     ------------

Property, plant, and equipment, at cost:
     Land                                                                   1,715            1,576
     Buildings and improvements                                            47,825           47,962
     Machinery and equipment                                              280,883          266,525
                                                                     -------------     ------------

                                                                          330,423          316,063
     Less accumulated depreciation                                        180,252          165,677
                                                                     -------------     ------------

          Net property, plant, and equipment                              150,171          150,386

Goodwill                                                                    8,590            8,820
Other assets                                                                  955            1,413
                                                                     -------------     ------------

Total assets                                                        $     371,314      $   317,259
                                                                     -------------     ------------

Liabilities and Shareholders' Equity Current liabilities:
     Accounts payable                                               $      18,484      $    23,947
     Accounts payable to affiliates                                        94,241           29,192
     Accrued payroll and related compensation                               9,975           11,694
     Accrued restructuring charge                                           3,469            5,352
     Accrued liabilities                                                   37,592           32,803
                                                                     -------------     ------------

          Total current liabilities                                       163,761          102,988
                                                                     -------------     ------------

Long-term related party debt                                               20,570           50,570
Long-term debt, less current portion                                        1,454            1,221
Deferred income taxes                                                       9,170            9,170
Minority interest                                                           3,280            3,170
                                                                     -------------     ------------

     Total liabilities                                                    198,235          167,119
                                                                     -------------     ------------
Commitment and contingencies
Shareholders' equity
     Common stock                                                             100              100
     Additional paid-in-capital                                            59,551           59,536
     Retained earnings                                                    114,216           91,285
     Accumulated other comprehensive  loss                                   (788)            (781)
                                                                     -------------     ------------

          Total shareholders' equity                                      173,079          150,140
                                                                     -------------     ------------

Total liabilities and shareholders' equity                          $     371,314      $   317,259
                                                                     =============     ============


           See accompanying Notes to Consolidated Financial Statements

                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                              July 4,         June 28,
(In thousands)                                                                 1999             1998
                                                                          -------------    -------------

Cash flows from operating activities:
Net income (loss)                                                       $     22,932      $     (9,572)
Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
     Depreciation and amortization                                            14,805            13,479
     Deferred income taxes                                                         -            (5,681)
     Undistributed earnings from joint venture                                     -              (970)
     Payment of pension benefits                                                   -               (97)
     Restructuring                                                           (1,883)            12,788
     Other non-cash (income) and expenses                                       234                248
     Changes in operating assets and liabilities:
          Accounts receivable                                                (11,841)           21,606
          Accounts receivable from affiliates                                (68,139)           (9,769)
          Inventories                                                         (5,822)          (10,619)
          Other assets                                                         1,359              (189)
          Accounts payable                                                    (5,463)           (4,470)
          Accounts payable to affiliates                                      58,897             7,950
          Accrued liabilities                                                  2,946            (2,783)
                                                                         ------------     -------------

Net cash provided by operating activities                                      8,025            11,921
                                                                         ------------     -------------

Cash flows from investing activities:
     Purchase of property, plant, and equipment                             (14,360)          (14,726)
     Sale of Asia Subsidiaries                                                6,152                 -
     Cash acquired from purchase of business                                      -               977
     Short-term investment with affiliate                                         -             8,586
     Sale of other assets                                                       458                67
                                                                         ------------     -------------

Net cash used in investing activities                                        (7,750)           (5,096)
                                                                         ------------     -------------

Cash flows from financing activities:
     Repayment of long-term debt                                            (30,000)                -
     Proceeds from long-term debt                                               233
     Proceeds from related party debt                                             -            14,300
     Proceeds from restricted common stock                                       15                 -
                                                                         ------------     -------------

Net cash provided (used) in financing activities                            (29,752)           14,300
                                                                         ------------     -------------

Effect of exchange rate changes on cash and cash equivalents                     (7)              195
                                                                         ------------     -------------

Net increase (decrease) in cash and cash equivalents                        (29,484)           21,320
Cash and cash equivalents:
Beginning of period                                                          37,694            10,249
                                                                         ------------     -------------

End of period                                                           $     8,210       $    31,569
                                                                         ============     =============

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

         In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for, and as of the end of, the periods indicated therein. These statements should be read in conjunction with the Company's December 31, 1998 consolidated financial statements and notes thereto. The results of operations for the first SIX months of 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2.           Inventories

         The components of inventory consist of the following:

                                      July 4,            December 31,
                                       1999                  1998
                                       ----                  ----
                                             (In thousands)

         Finished goods             $   7,119            $   10,627
         Work-in-process               39,111                32,348
         Raw materials                  9,012                 6,446
                                    ---------            ----------
                                    $  55,242            $   49,421
                                    ---------            ----------

Note 3.           Restructuring Expense

         The Company incurred a pre-tax restructuring charge of $19.8 million relating to the acquisition on March 2, 1998 of the 80.4% interest in the Company by Vishay. Of the total, approximately $12.6 million related to employee termination costs covering seven key executives and 72 technical, production, and administrative employees. The remaining $7.2 million restructuring charge relates to provisions for certain assets, contract cancellations, and other expenses. As of July 4, 1999, 77 employees have been terminated and the Company settled $11.6 million in costs, of which, $9.7 million were paid and $1.9 million were written off. In addition, $4.7 million has been charged against the restructuring liability for the write-down of certain assets and other expenses. At July 4, 1999, restructuring charges of $3.5 million remain accrued, primarily relating to employee termination costs and contract cancellations. The Company anticipates that it will substantially complete the remainder of its restructuring by the end of 1999.

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

Note 5.           Recently Issued Accounting Pronouncements

         In June 1998, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

Note 6.           Comprehensive Income

                  As of January 1, 1998, the Company adopted the Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however adoption of this statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income. Prior to adoption, unrealized gains or losses related to foreign currency translation adjustments were reported as a separate component of shareholders' equity.

The following are the components of comprehensive income:

(In thousands)                                 Three Months Ended               Six Months Ended
                                              July 4,        June 28,         July 4,        June 28,
                                              1999            1998            1999             1998

Net income(loss)                             $  13,206       $  1,780         $  22,932      $ (9,572)
Foreign currency translation adjustment            (70)           (36)               (7)           25

Comprehensive income(loss)                      13,136          1,744            22,925        (9,547)
The component of accumulated
Comprehensive income, is as follows:
Foreign currency translation adjustment      $    (788)      $   (554)        $    (788)     $   (554)

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

Note 8.           Sale of Asia Pacific Subsidiaries

                  In May 1999,  Vishay Asia Pte.  Ltd.  (VAPL),  a wholly  owned subsidiary of Siliconix, entered into a sale and purchase agreement with Vishay Intertechnology Pte Ltd. (VIAPL), a wholly owned subsidiary of Vishay. VAPL transferred the business and benefit of all current contracts and engagements of VAPL and all other assets and liabilities to VIAPL for the cash sum of $5.8 million. In addition, Siliconix, Inc. sold its ownership interest in Vishay Japan KK to VIAPL for cash of $0.4 million. The transaction resulted in no gain or loss to Siliconix and had no impact on operating income. Receivables and payables which historically have been eliminated in consolidation as intercompany balances, now are reflected as receivables and payables from the affiliated Vishay entities.

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

Results of Operations

         Revenues for the second quarter of 1999 were a record of $90.8 million compared to $70.4 for the second quarter of 1998. Revenues for the first half of 1999 were $171.8 million, compared to $135.6 million in the first half of 1998. The increase in revenue is mainly due to strong sales in Asia Pacific as well as increased sales in all other geographic regions for the quarter. Increased demand from the telecommunication and computer markets for power Mosfet products accounted for much of the revenue growth in the second quarter and first half of 1999. The Company has experienced a significant increase in bookings, beginning in the fourth quarter of 1998 and expects this trend to continue through the third quarter of 1999. Additionally, the Company's new product focus on portable communication and computer markets should serve to solidify the Company's strategic position in these key markets and serve as launching pad from which to grow the Company's revenue base in the future.

         Gross profit for the first half of 1999 was 38%, compared to 34% in the first half of 1998. Gross Profit for the second quarter was 40% compared with 30% for the same quarter of 1998. The increase is mainly due to the sale of higher margin products and economies of scale in manufacturing operations. The Company's manufacturing capacities are at full utilization at the end of the second quarter of 1999. Management expects continued pricing pressure throughout the year, however, the level of price decline is expected to be slower than 1998 and also below the level of price decline experienced in the first quarter of 1999 due to strong demand for the Company's higher margin products as well as capacity constraints currently facing the Company. In an effort to preserve the Company's operating results, the Company will continue to aggressively implement its cost reduction programs as well as focus its investments in new products which tend to have higher margins.

         Research and development expenses decreased to $8.0 million or 5% of sales in the first half of 1999 from $8.9 million or 7% of sales for the same quarter of 1998. The decrease was the result of a $0.8 million one-time charge in the first half of 1998 from Daimler-Benz for prior joint development projects. For the second quarter of 1999, research and development was $4.0 million compared to $3.8 million for same quarter of 1998. For the year, research and development expenses are expected to exceed 1998 levels as the Company continues to commit significant resources in support of its long-term growth objectives and to further develop its PowerConnect (TM) packaging technology and LITTLE FOOT PLUS (TM) family. The Company believes it is critical to continue to make significant investments in research and development to ensure the availability of innovative technology that meets the current and future requirements of its customers. Accordingly, the Company expects in future years to continue to devote substantial resources to research and development programs.


         Selling, marketing, and administration expenses decreased to $23.6 million or 14% of sales in the first half of 1999 from $29.8 million or 22% of sales for the same quarter of 1998. The $6.2 million decrease is the result of the successful execution of the Company's restructuring plan that has reduced the Company's infrastructure and due to certain cost reduction initiatives that began in the middle part of 1998 and continued into 1999 to reduce the Company's overall cost structure in response to current business conditions. For the second quarter of 1999, selling, marketing, and administration expenses were $12.0 million compared to $13.1 million for same quarter of 1998. While the Company's selling, marketing and administration expenses are expected to rise over the year to support the Company's increasing revenue base, the 1999 expenses are expected to remain significantly below the 1998 level.

         The Company incurred a pre-tax restructuring charge of $19.8 million relating to the acquisition on March 2, 1998 of the 80.4% interest in the Company by Vishay. Of the total, approximately $12.6 million related to employee termination costs covering seven key executives and 72 technical, production, and administrative employees. The remaining $7.2 million restructuring charge relates to provisions for certain assets, contract cancellations, and other expenses. As of April 4, 1999, 77 employees have been terminated and the Company settled $11.6 million in costs, of which, $9.6 million were paid and $1.9 million were written off. In addition, $4.7 million has been charged against the restructuring liability for the write-down of certain assets and other expenses. At April 4, 1999, restructuring charges of $3.5 million remain accrued, primarily relating to employee termination costs and contract cancellations. The Company anticipates that it will substantially complete the remainder of its restructuring by the end of 1999.

         In May 1999, Vishay Asia Pte. Ltd. (VAPL), a wholly owned subsidiary of Siliconix, entered into a sale and purchase agreement with Vishay Intertechnology Pte Ltd. (VIAPL), a wholly owned subsidiary of Vishay. VAPL transferred the business and benefit of all current contracts and engagements of VAPL and all other assets and liabilities to VIAPL for the cash sum of $5.8 million. In addition, Siliconix, Inc. sold its ownership interest in Vishay Japan KK to VIAPL for cash of $0.4 million. The transaction resulted in no gain or loss to Siliconix and had no impact on operating income. Receivables and payables which historically have been eliminated in consolidation as intercompany balances, now are reflected as receivables and payables from the affiliated Vishay entities.

         Income tax expense for the first half of 1999 increased by $14.5 million from the same quarter of 1998 due to the increase in earnings before tax.

Liquidity and Capital Resources

         Cash and cash equivalents decreased by $29.5 million from December 31, 1998 due to large expenditures for capital, royalty payments, commissions, and yearly management and employee bonuses in the first half of 1999. In an effort to further reduce interest expense and improve income, the Company has repaid $30 million toward the promissory notes to Vishay at the end of June 1999. Management believes that the cash flow from operations and existing lines of credit with Vishay will be sufficient to meet its normal operating requirements and to fund its research and development, capital and restructuring activities.

         Accounts receivable increased by $11.8 million or 33% from December 31, 1998 primarily due to the increase in revenues of 27%. Revenues for the second quarter of 1999 were $90.8 million, compared with $76.6 million for the fourth quarter of 1998.

         Net affiliate accounts receivable/payable decreased by $3.1 million from December 31, 1998 mainly due to the timing of cash received from unconsolidated affiliates. Intercompany balances for Asia were reclassed to Affiliate payables/receivables due to the sale of the Asia subsidiaries.

         Inventories increased by $5.8 million or 12% from December 31, 1998 primarily as a result of an increase in raw materials and work-in-process inventories required to support the increased capacities in production volumes called for by the Company's higher revenue levels and for faster customer responsiveness as lead times are shortened. Furthermore, the Company has contractual agreements for certain key customers to carry a certain amount of safety stock.

         Capital expenditures were $14.4 million in the first half of 1999, compared to $14.7 million in the first quarter of 1998. These expenditures related to the continuation of the Company's capacity expansion plan that resumed in the fourth quarter of 1998 after the downturns in the previous quarters as well as the investment in equipment to support the Company's new technology products. The new equipment has assisted in increased manufacturing capacities that the company has experienced in the first half of 1999. Management believes that these investments are essential to the future growth of the Company and its ability to respond quickly to increases in customer demand.

         Current liabilities increased by $60.8 million or 59% from December 31, 1998 mainly due to the sale of the Asia subsidiaries. Intercompany balances for Asia were reclassed to Affiliate payables/receivables. At July 4, 1999, the Company has $3.5 million of accrued restructuring costs.

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

            The Company is Year 2000 ready at the end of the second quarter of 1999. The Company has spent approximately $1.1 million to complete the project.

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

         (a) The registrant's Annual Meeting of Stockholders was held on June 2, 1999.

         (b)      Not applicable.

         (c) There were two matters voted on at the Meeting. A brief description of each of these matters, and the results of the votes thereon, are as follows:

                  1.       Election of Directors


                           Nominee               For                 Abstain
                           -------               ---                 -------

                           Owyang                9,630,759           48,632
                           Arndt                 9,633,459           45,932
                           Lipcaman              9,633,444           45,947
                           Smith                 9,633,559           45,832


                  2. Ratification of the appointment of Ernst & Young LLP as the registrant's auditors for the fiscal year ending December 31, 1999

                                                                       Broker
                  For                  Against          Abstain       Nonvotes
                  ---                  -------          -------       --------

                  9,672,861            4,538            1,992           -0-

         (d)      Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SILICONIX INCORPORATED



Date: August 13, 1999                        By: /s/ King Owyang
                                                ------------------------------
                                                 King Owyang
                                                 President and Chief Executive
                                                 Officer



                                             By: /s/ Jens Meyerhoff
                                                ------------------------
                                                 Jens Meyerhoff
                                                 Chief Financial Officer