Form 10-Q
period 1999-10-03
SILICONIX INC
filed 1999-11-12
CIK 90283

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q
(Mark One)
   |X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 1999

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

                                   Yes |X| No |_|

         Indicate the number of shares outstanding of each of the registrant's classes of common stock:

         Common stock, $0.01 par value -- 9,959,680 outstanding shares as of November 12, 1999.

                             SILICONIX INCORPORATED

                         TABLE OF CONTENTS TO FORM 10-Q


Part I.   Financial Information                                         Page No.

Item 1    Financial Statements

            Consolidated statements of operations for the three months and
            nine months ended October 3, 1999 and September 27, 1998.          3

            Consolidated balance sheets as
            of October 3, 1999 and December 31, 1998                           4

            Consolidated statements of cash flows for the nine months
            ended October 3, 1999 and September 27, 1998                       5

            Notes to consolidated financial statements                         6

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        9


Part II. Other Information

                  Signature                                                   13

                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


(In  thousands, except per share amounts)                                 Three Months Ended                 Nine Months Ended
                                                                       October 3,     September 27,     October 3,     September 27,
                                                                         1999            1998             1999               1998
                                                                       ---------        ---------        ---------        ---------
Net sales                                                              $ 101,328        $  70,118        $ 273,176        $ 205,739
Cost of sales                                                             58,422           45,126          164,271          134,545
                                                                       ---------        ---------        ---------        ---------

Gross profit                                                              42,906           24,992          108,905           71,194

Operating expenses:
Research and development                                                   4,237            3,972           12,244           12,832
Selling, marketing, and administration                                    12,490           13,202           36,086           42,993
Goodwill amortization                                                        114              126              342              229
Restructuring                                                                 --               --               --           19,751

Operating income (loss)                                                   26,065            7,692           60,233           (4,611)
Interest expense                                                            (138)          (1,090)            (867)          (2,372)
Other income (expense) - net                                                 633             (580)            (396)          (1,662)
                                                                       ---------        ---------        ---------        ---------

Income (loss) before taxes and minority interest                          26,560            6,022           58,970           (8,645)
Income taxes                                                              (7,687)          (2,087)         (17,054)           3,066
Minority interest in income of consolidated subsidiary                       (55)             (56)            (166)            (114)
                                                                       ---------        ---------        ---------        ---------

Net income (loss)                                                      $  18,818        $   3,879        $  41,750        $  (5,693)
                                                                       =========        =========        =========        =========

Net income (loss) per share (basic and diluted)                        $    1.89        $     .39        $    4.19        $    (.57)
                                                                       =========        =========        =========        =========

Shares used to compute earnings per share                                  9,960            9,960            9,960            9,960
                                                                       =========        =========        =========        =========

          See accompanying notes to consolidated financial statements.

                             SILICONIX INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands, except share data)                           October 3,  December 31,
                                                              1999         1998
                                                            ---------    ---------
Assets
Current assets:
     Cash and cash equivalents                              $  22,194    $  37,694
     Accounts receivable, less allowances                      52,870       35,559
     Accounts receivable from affiliates                       66,713        9,917
     Inventories                                               50,141       49,421
     Other current assets                                       6,490        8,867
     Deferred income taxes                                     15,182       15,182
                                                            ---------    ---------

          Total current assets                                213,590      156,640
                                                            ---------    ---------

Property, plant, and equipment, at cost:
     Land                                                       1,715        1,576
     Buildings and improvements                                47,814       47,962
     Machinery and equipment                                  286,843      266,525
                                                            ---------    ---------

                                                              336,372      316,063
     Less accumulated depreciation                            187,856      165,677
                                                            ---------    ---------

          Net property, plant, and equipment                  148,516      150,386

Goodwill                                                        8,476        8,820
Other assets                                                      924        1,413
                                                            ---------    ---------

Total assets                                                $ 371,506    $ 317,259
                                                            ---------    ---------

Liabilities and Shareholders' Equity
  Current liabilities:
     Accounts payable                                       $  16,129    $  23,947
     Accounts payable to affiliates                            78,258       29,192
     Accrued payroll and related compensation                  11,023       11,694
     Accrued restructuring charge                               3,046        5,352
     Accrued liabilities                                       46,512       32,803
                                                            ---------    ---------

          Total current liabilities                           154,968      102,988
                                                            ---------    ---------

Long-term related party debt                                   10,570       50,570
Long-term debt, less current portion                            1,598        1,221
Deferred income taxes                                           9,170        9,170
Minority interest                                               3,268        3,170
                                                            ---------    ---------

     Total liabilities                                        179,574      167,119
                                                            ---------    ---------
Commitment and contingencies
Shareholders' equity
     Common stock                                                 100          100
     Additional paid-in-capital                                59,552       59,536
     Retained earnings                                        133,034       91,285
     Accumulated other comprehensive  loss                       (754)        (781)
                                                            ---------    ---------

          Total shareholders' equity                          191,932      150,140
                                                            ---------    ---------

Total liabilities and shareholders' equity                  $ 371,506    $ 317,259
                                                            =========    =========

           See accompanying Notes to Consolidated Financial Statements

                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                  October 3,  September 27,
(In thousands)                                                      1999        1998
                                                                  --------    --------
Cash flows from operating activities:
Net income (loss)                                                 $ 41,750    $ (5,693)
Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities:
     Depreciation and amortization                                  22,523      19,607
     Deferred income taxes                                              --      (5,681)
     Undistributed earnings from joint venture                          --        (970)
     Payment of pension benefits                                        --         (96)
     Restructuring                                                  (2,306)     12,530
     Other non-cash  expenses                                          377         351
     Changes in operating assets and liabilities:
          Accounts receivable                                      (17,311)     19,641
          Accounts receivable from affiliates                      (56,797)       (802)
          Inventories                                                 (720)     (5,636)
          Other assets                                               2,377       1,344
          Minority Interest                                             67         115
          Accounts payable                                          (7,818)    (13,808)
          Accounts payable to affiliates                            42,847      10,800
          Accrued liabilities                                       12,759      (1,954)
                                                                  --------    --------

Net cash provided by operating activities                           37,748      29,748
                                                                  --------    --------

Cash flows from investing activities:
     Purchase of property, plant, and equipment                    (20,396)    (23,581)
     Retirement of property, plant, and equipment                       87          --
     Sale of Asia Subsidiaries                                       6,152          --
     Cash acquired from purchase of business                            --         977
     Short-term investment with affiliate                               --       8,586
     Sale of other assets                                              489         111
                                                                  --------    --------

Net cash used in investing activities                              (13,668)    (13,907)
                                                                  --------    --------

Cash flows from financing activities:
     Repayment of long-term debt                                   (40,000)         --
     Proceeds from long-term debt                                      377
     Repayment of debt                                                  --      (3,117)
     Proceeds from related party debt                                   --       5,000
     Proceeds from restricted common stock                              16          --
                                                                  --------    --------

Net cash provided (used) in financing activities                   (39,607)      1,883
                                                                  --------    --------

Effect of exchange rate changes on cash and cash equivalents            27           4
                                                                  --------    --------

Net increase (decrease) in cash and cash equivalents               (15,500)     17,728
Cash and cash equivalents:
Beginning of period                                                 37,694      10,249
                                                                  --------    --------

End of period                                                     $ 22,194    $ 27,977
                                                                  ========    ========

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

         In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for, and as of the end of, the periods indicated therein. These statements should be read in conjunction with the Company's December 31, 1998 consolidated financial statements and notes thereto. The results of operations for the first nine months of 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2.           Inventories

         The components of inventory consist of the following:

                                   October 3,               December 31,
                                         1999                      1998
                                    ---------                  ----------
                                               (In thousands)

         Finished goods             $   7,938                  $   10,627
         Work-in-process               36,874                      32,348
         Raw materials                  5,329                       6,446
                                    ---------                  ----------
                                    $  50,141                  $   49,421
                                    ---------                  ----------

Note 3.           Restructuring Expense

         The Company incurred a pre-tax restructuring charge of $19.8 million relating to the acquisition on March 2, 1998 of the 80.4% interest in the Company by Vishay. Of the total, approximately $12.6 million related to employee termination costs covering seven key executives and 72 technical, production, and administrative employees. The remaining $7.2 million restructuring charge relates to provisions for certain assets, contract cancellations, and other expenses. As of October 3, 1999, 77 employees have been terminated and the Company settled $11.6 million in costs, of which $9.7 million were paid and $1.9 million were written off. In addition, $5.2 million has been charged against the restructuring liability for the write-down of certain assets and other expenses. At October 3, 1999, restructuring charges of $3.0 million remain accrued, primarily relating to employee termination costs and contract cancellations. The Company anticipates that it will substantially complete the remainder of its restructuring by the end of 1999.

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

Note 5.        Recently Issued Accounting Pronouncements

         In June 1998, the FASB released SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards for the accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is still in the process of assessing the impact that SFAS No. 133 will have on its financial statements.

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

The following are the components of comprehensive income:

(In thousands)                               Three Months Ended              Nine Months Ended
                                          October 3,  September 27,     October 3,   September 27,
                                            1999        1998              1999          1998
Net income(loss)                          $ 18,818    $  3,879          $ 41,750    $ (5,693)
Foreign currency translation adjustment         34        (143)               27        (118)

Comprehensive income(loss)                  18,852       3,736            41,777      (5,811)
The component of accumulated
Comprehensive income, is as follows:
Foreign currency translation adjustment   $   (754)   $   (697)         $   (754)   $   (697)

Note 7.               Segment Reporting

         The Company is engaged primarily in the designing, marketing, and manufacturing of power and analog semiconductor products. The Company is organized into three operating segments which due to their inter-dependencies, similar long-term economic characteristics, shared production processes and distribution channels have been aggregated to one reportable operating segment under the criteria of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information".

Note 8.           Foreign Exchange Forward Contracts

         In September 1999, the Company entered into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and balance sheet positions. Foreign currency forward exchange contracts designated as effective hedges of firm commitments are treated as hedges for accounting purposes. Gains and losses related to qualified accounting hedges of firm commitments are deferred and recognized in income when the hedged transaction occurs. At October 3, 1999 the notional amount of outstanding foreign currency forward exchange contracts was $15,433,000. All of the total outstanding contracts at October 3, 1999 were to hedge yen denominated commitments from customers in Japan.

Note 9.           Sale of Asia Pacific Subsidiaries

         In May 1999, Vishay Asia Pte. Ltd. (VAPL), a wholly owned subsidiary of Siliconix, entered into a sale and purchase agreement with Vishay Intertechnology Pte Ltd. (VIAPL), a wholly owned subsidiary of Vishay. VAPL transferred the business and benefit of all current contracts and engagements of VAPL and all other assets and liabilities to VIAPL for the cash sum of $5.8 million. In addition, Siliconix, Inc. sold its ownership interest in Vishay Japan KK to VIAPL for cash of $0.4 million. The transaction resulted in no gain or loss to Siliconix and had no impact on operating income. Receivables and payables which historically have been eliminated in consolidation as intercompany balances now are reflected as receivables and payables from the affiliated Vishay entities.

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

Results of Operations

         Revenues for the third quarter of 1999 were a record of $101.3 million compared to $70.1 for the third quarter of 1998. Revenues for the first nine months of 1999 were $273.2 million, compared to $205.7 million in the first nine months of 1998. The significant increase in revenues is mainly due to increased sales in all geographic regions due to increased demand in the telecommunication and computer market segments. The Asia Pacific region has experienced the largest increase in revenues due to the recovery of the Asian economy as well as strong demand out of our major OEM's in the region. The backlog for the fourth quarter remains strong as the Company's focus on and strategic position in the portable communication and computer markets has positioned us well in these fast growing market segments.

         Gross profit for the first nine months of 1999 was 40%, compared to 35% in the first nine months of 1998. Gross Profit for the third quarter was 42% compared with 36% for the same quarter of 1998. The increase in margins was driven primarily by manufacturing efficiencies gained from full utilization of the Company's existing manufacturing capacity, raw material price reductions, as well as a product mix shift during the first part of 1999 to smaller, more profitable products. While the Company is continuing to experience pricing pressures for its products, the level of price decline has slowed down due to strong demand for the Company's higher margin products as well as short-term capacity constraints. Nevertheless, in an effort to preserve the Company's operating results in light of continued downward pressure on prices, the Company will continue to aggressively implement its cost reduction programs as well as focus its investment in new products, which tend to have higher margins.

         Research and development expenses decreased to $12.2 million or 4% of sales in the first nine months of 1999 from $12.8 million or 6% of sales for the same period of 1998. The decrease was the result of a $0.8 million one-time charge in the first half of 1998 from Daimler-Benz for prior joint development projects. For the third quarter of 1999, research and development was $4.2 million compared to $4.0 million for same quarter of 1998. The 1999 investments in research and development will allow the Company to release more new products than 1998. The Company believes it is critical to continue to make significant investments in research and development to ensure the availability of innovative technology that meets the current and future requirements of its customers. Accordingly, the Company expects in future years to continue to devote substantial resources to research and development programs.

         Selling, marketing, and administration expenses decreased to $36.1 million or 13% of sales in the first nine months of 1999 from $43.0 million or 21% of sales for the same period of 1998. The Company has continued to benefit from its restructuring plan implemented in 1998. For the third quarter of 1999, selling, marketing, and administration expenses were $12.5 million compared to $13.2 million for same quarter of 1998. While the Company's selling, marketing and administration expenses are expected to rise over the year to support the Company's increasing revenue base, the 1999 expenses are expected to remain significantly below the 1998 level.

         The Company incurred a pre-tax restructuring charge of $19.8 million relating to the acquisition on March 2, 1998 of the 80.4% interest in the Company by Vishay. Of the total, approximately $12.6 million related to employee termination costs covering seven key executives and 72 technical, production, and administrative employees. The remaining $7.2 million restructuring charge relates to provisions for certain assets, contract cancellations, and other expenses. As of April 4, 1999, 77 employees have been terminated and the Company settled $11.6 million in costs, of which, $9.6 million were paid and $1.9 million were written off. In addition, $5.2 million has been charged against the restructuring liability for the write-down of certain assets and other expenses. At October 3, 1999, restructuring charges of $3.0 million remain accrued, primarily relating to employee termination costs and contract cancellations. The Company anticipates that it will substantially complete the remainder of its restructuring by the end of 1999.

         In May 1999, Vishay Asia Pte. Ltd. (VAPL), a wholly owned subsidiary of Siliconix, entered into a sale and purchase agreement with Vishay Intertechnology Pte Ltd. (VIAPL), a wholly owned subsidiary of Vishay. VAPL transferred the business and benefit of all current contracts and engagements of VAPL and all other assets and liabilities to VIAPL for the cash sum of $5.8 million. In addition, Siliconix, Inc. sold its ownership interest in Vishay Japan KK to VIAPL for cash of $0.4 million. The transaction resulted in no gain or loss to Siliconix and had no impact on operating income. Receivables and payables which historically have been eliminated in consolidation as intercompany balances now are reflected as receivables and payables from the affiliated Vishay entities.

         In September 1999, the Company entered into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and balance sheet positions. Foreign currency forward exchange contracts designated as effective hedges of firm commitments are treated as hedges for accounting purposes. Gains and losses related to qualified accounting hedges of firm commitments are deferred and recognized in income when the hedged transaction occurs. At October 3, 1999 the notional amount of outstanding foreign currency forward exchange contracts was $15,433,000. All of the total outstanding contracts at October 3, 1999 were to hedge yen denominated commitments from customers in Japan.

         Income tax expense for the first nine months of 1999 increased by $20.1 million from the same period of 1998 due to the increase in earnings before tax.


Liquidity and Capital Resources

         Cash and cash equivalents decreased by $15.5 million from December 31, 1998. The Company has significantly reduced its debt by $40 million towards the promissory notes to Vishay at the end of September 1999. Subsequent to the third quarter, the Company repaid an additional $4.0 million of its debt. Furthermore, the Company incurred expenditures in its normal course of business in the first nine months of 1999, which includes capital, royalty payments, commissions, and yearly management and employee bonuses. Management believes that the cash flow from operations and existing lines of credit with Vishay will be sufficient to meet its normal operating requirements and to fund its research and development, capital and restructuring activities.

         Accounts receivable increased by $17.3 million or 49% from December 31, 1998 primarily due to the increase in revenues. Revenues for the third quarter of 1999 were $101.3 million, compared with $76.6 million for the fourth quarter of 1998.

         Net affiliate accounts receivable/payable decreased by $7.7 million from December 31, 1998 mainly due to the timing of cash received from unconsolidated affiliates. Intercompany balances for Asia previously eliminated during consolidation are now classified as Affiliate payables/receivables due to the sale of the Asia subsidiaries.

         Inventories increased by $0.7 million or 1% from December 31, 1998 primarily as a result of an increase in work-in-process inventories required to support the increased capacities in production volumes called for by the Company's higher revenue levels and for faster customer responsiveness as lead times are shortened. Finished Goods and Raw Materials decreased by $2.7 million and $1.1 million respectively from December 31, 1998 due to strong demand of the Company's products as well as programs to reduce the amount of raw materials on hand by moving to a more just-in-time delivery system.

         Capital expenditures were $20.4 million in the first nine months of 1999, compared to $23.6 million in the same period of 1998. These expenditures related to the continuation of the Company's capacity expansion plan as well as the investment in equipment to support the Company's new technology products. The new equipment has assisted in increased manufacturing capacities that the company has experienced in the first nine months of 1999. Management believes that these investments are essential to the future growth of the Company and its ability to respond quickly to increases in customer demand. The Company expects significant capital expenditures in the fourth quarter of 1999.

         Current liabilities increased by $52.0 million or 50% from December 31, 1998 mainly due to the sale of the Asia subsidiaries. Intercompany balances for Asia previously eliminated during consolidation are now classified as Affiliate payables/receivables. At October 3, 1999, the Company has $3.0 million of accrued restructuring costs.

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

            The Company has been Year 2000 ready since the end of the second quarter of 1999. The Company has spent approximately $1.1 million to ensure Year 2000 compliance.


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


                                            SILICONIX INCORPORATED




Date: November 12, 1999                     By: /s/King Owyang
                                                --------------
                                                King Owyang
                                                President and Chief Executive
                                                 Officer


                                            By: /s/Jens Meyerhoff
                                                -----------------
                                                Jens Meyerhoff
                                                Chief Financial Officer