Form 10-K
period 1999-12-31
SILICONIX INC
filed 2000-03-30
CIK 90283

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                                [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 1999

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

                                    Yes X   No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates is $683,740,000, based upon the closing price for the registrant's Common Stock on March 24, 2000 ($117.18).

     The number of shares of the registrant's Common Stock, $0.01 par value, outstanding at March 24, 2000 was 29,879,040.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of the Siliconix incorporated 1999 Annual Report to Stockholders:
     Parts I, II, and IV.

2. Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in April 2000, pursuant to Section 14 of the Securities Exchange Act of 1934, in connection with the 2000 Annual Meeting of Stockholders of Siliconix incorporated: Part III.

                                     PART I

Item 1.  Business.

General

         Siliconix incorporated ("Siliconix" or the "Company") designs, markets, and manufactures power and analog semiconductor products. The Company focuses on technologies and products for the communications, computer, and automotive markets; additionally, many of the Company's products are also used in instrumentation and industrial applications.

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

         Siliconix was a member of TEMIC Semiconductors, a division of the Daimler-Benz microelectronics consortium, for several years. On December 16, 1997, Daimler-Benz announced that it had agreed to sell the Semiconductor Division of TEMIC, which included its 80.4% interest in Siliconix, to Vishay Intertechnology, Inc. of Malvern, Pennsylvania ("Vishay"). The acquisition was completed on March 2, 1998, and on that date Vishay became the Company's largest stockholder. The Company's products are now marketed with the Siliconix brand name under the Vishay umbrella.

Products

         All of the analog and power products produced by Siliconix can be divided into two general classes: discrete devices and integrated circuits
(ICs). Discrete devices are active components that generate, control, regulate, amplify, or switch electronic signals or energy. They must be interconnected with other, passive components (resistors, capacitors, inductors, etc.) to create an electronic circuit. ICs consist of a number of active and passive components, interconnected on a single chip, that are intended to perform a specific function.

         The Company's discrete power MOSFETs (an acronym for "metal oxide semiconductor field effect transistor") and power ICs are designed for similar applications and can often be used together as chip sets with complementary performance characteristics optimized for a specific application.

         Power MOSFETs are the Company's fastest growing products in terms of sales. In this product line, Siliconix has focused on low-voltage products that are prevalent in battery-operated products (e.g., cellular phone handsets and notebook computers) and in automotive systems. Siliconix has maintained technology leadership in low-voltage, surface-mount power MOSFETs through advances in both silicon technologies and product packaging. Advanced silicon process technologies, such as the Company's "Trench" technology, offer very high cell densities and low device on-resistance. These process technologies have been coupled with innovative packaging techniques to create surface-mount product families, such as LITTLE FOOT(R) power MOSFETs, that provide customers with size and performance benefits as well as manufacturing compatibility with digital integrated circuits. LITTLE FOOT packaging innovations take the form of internal improvements to existing package outlines that result in superior device performance and the development of new, smaller footprints that reduce the space required by the MOSFET function in customer circuits. The Company's PowerConnect power MOSFETs, for example, employ an internal package modification in which the copper lead frame is connected directly to the surface of the MOSFET, thus eliminating the need for bondwires and greatly reducing the effect of package resistance on device performance. Other package innovations are focused on making the overall size of the device smaller, and include the introduction of LITTLE FOOT power MOSFETs in the SC-70 package and leadless ChipFETs in the 1206 package.

         Siliconix power ICs include power conversion, power interface ICs, and motor control ICs. The Company's power conversion and interface ICs are based on low-voltage mixed-signal silicon processes that offer customers higher frequencies without compromising efficiencies compared to competitive products. They are used in applications, such as cellular phone handsets, where an input voltage from a battery or other supply source must be converted to a level that is compatible with logic signals used by power amplifiers, baseband logic, DSPs, CPU I/O, and other sub-circuits in the system. The Company's motor control ICs are used to control motion in data storage applications (e.g., optical and hard disk drives) and to control the speed of small motors in office equipment (e.g., printers and copy machines). In addition to these products, the Company offers a line of power conversion ICs for higher-power applications in the fixed telecom market.

         The Company's mature product lines include discrete small-signal transistors and signal processing ICs (e.g., analog switches and multiplexers). The small-signal transistors range from junction field-effect transistors (JFETs), which was Siliconix's original product line and even today remains critical for some applications, to newer transistor processes, such as the Company's DMOS processes, which offer performance advantages over our competitors' products. The analog switches and multiplexers are primarily used in instrumentation and industrial equipment that receives and/or outputs real-world analog signals.

Manufacturing

     The Company's manufacturing operations are strategically located to support customer manufacturing locations, cultivate growth markets, and access cost-effective labor markets. All of the Company's manufacturing sites use Statistical Process Control methods of total quality control and have ISO 9000 certification.

     Siliconix fabricates wafers for its advanced power products at its Santa Clara, California manufacturing headquarters, where the Company maintains a Class 1 (clean room classification) six-inch wafer fab. Further capacity for wafer fabrication of power MOSFETs was added during 1997 in a Class 1 facility in Itzehoe, Germany. A foundry in Japan will also begin to produce power MOSFETs later this year. As previously announced, the Company closed its 4-inch wafer fab in Santa Clara on December 31,1999. The wafer fab, which previously manufactured analog switches, multiplexers and low power discrete devices, was closed due to the age of the facility and its lack of cost competitiveness. The manufacturing of wafers for these products was transferred to a foundry in Dresden, Germany. In 1997, fabrication of the Company's JFETs was transferred to a foundry in Beijing, China.

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

Proceedings. While the Company has experienced only limited effects on its operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital investments or other requirements.

Sales

     From 1993 to February 1998, Siliconix sales were handled by the sales organization of TEMIC Semiconductors, the semiconductor division of the Daimler-Benz microelectronics group, which included Siliconix, Telefunken Semiconductors, Matra MHS, and Dialog Semiconductor. Unifying the sales activities for these four companies brought value to customers by allowing them to deal with one entity for a broader range of their semiconductor needs. Since the acquisition of a majority interest in the Company by Vishay, the Company's products have been sold by the Vishay worldwide sales organization, which consists of much of the same worldwide structure of sales representatives and distributors that was established for TEMIC Semiconductors.

     The sales organizations are regionally based, functioning as agents that earn a commission as a fixed percentage of sales and perform all sales-related activities. The following table shows net sales and the percentage of the Company's net sales on a geographic basis for the periods indicated (dollars in thousands):

                                   Years ended December 31
                                   -----------------------
                              1999              1998                1997
                              ----              ----                ----
North America        $  98,042    26%   $  78,065    28%    $ 113,858    35%
Europe                  78,350    20%      72,168    26%       90,480    28%
Japan                   40,007    10%      19,700     7%       33,359    10%
Taiwan                  61,983    16%      29,530    10%       19,448     6%
Singapore               38,322    10%      36,425    13%       34,473    11%
Asia Pacific            63,632    17%      45,012    16%       29,901     9%
All other                2,972     1%       1,446     1%           32     0%
                     ---------   ----   ---------   ----    ---------   ----

                     $ 383,308   100%   $ 282,346   100%    $ 321,551   100%

     The Company markets its products in different geographic areas as follows:

     North America: Sales are made by the United States and Canada ("North American") field sales force and the respective sales representative. Sales representatives are compensated by commissions only. Area sales managers coordinate these representatives and the North American sales force. The North American sales headquarters are located in Monroe, Connecticut. Regional sales offices are located in or near Sanford, Maine; Chicago, Illinois; Tampa, Florida; Houston, Texas; Santa Clara, California; and Orange County, California. In addition, the Company has direct sales offices for automotive customers in Troy, Michigan and Kokomo, Indiana.

     Sales not made directly to original equipment manufacturers are made through distributors, which currently have approximately 350 locations throughout the United States and Canada. Certain distributors are provided with contractual protection for their inventory against reductions in published prices and against product obsolescence.

     Europe: Sales are made by the European sales force and sales representative organizations. As in North America, sales not made directly to the original equipment manufacturers are made through distributors, with approximately 125 locations. The distributors are provided with certain inventory obsolescence and price protections similar to those granted to domestic distributors.

     Japan: Sales in Japan are made both by the Japan sales force and distributors.

     Asia Pacific: Sales are made in Hong Kong, Korea, Taiwan, The People's Republic of China and in Southeast Asia by the Asia-Pacific sales force, headquartered in Singapore. In these locations, as in the United States, sales are made directly to original equipment manufacturers through field sales engineers or through sales representatives. Direct sales agents and representatives are compensated by commissions only. Sales not made directly to original equipment manufacturers are made through distributors, which currently have approximately 75 locations in the region.

     Sales in the rest of the world are made through sales representatives, stocking representatives and distributors.

     For further information, see Note 7 of Notes to the Consolidated Financial Statements, which is incorporated herein by reference.

Order Backlog

     As of December 31, 1999, the backlog of orders booked was $113.4 million. The backlog as of December 31, 1998 was $62.4 million. The Company includes in backlog only open orders which have been released by the customer for shipment in the calendar year 2000. The Company's customers encounter uncertain and changing demand for their products. They typically order products from the Company based on their forecasts. If demand falls below customers' forecasts, or if customers do not control their inventory effectively, they may cancel or reschedule the shipments that are included in the Company's backlog, in many instances without the payment of any penalty. Therefore, backlog is not necessarily indicative of sales for any future period.

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

Research and Development

     Research and development activities are directed toward expanding technology leadership. The Company's focus is on developing new products and technologies with particular attention to activities that improve the cycle time from new product development to product release. Total research and development expenditures were $17.0 million in 1999, $17.1 million in 1998 and $17.8 million in 1997. Significant effort has been expended on new power products and ICs where continued rapid market growth is expected. See Note 2 of Notes to the Consolidated Financial Statements.

Patents and Licenses

     Siliconix protects its technology leadership by securing patents on proprietary products and processes. As of December 31, 1999, Siliconix owned 178 U.S. patents, covering primarily semiconductor device structures, processes, and circuitry. Expiration dates for these patents range from 2000 to 2018. An additional 11 patents had been allowed but not yet issued. There were also 56 U.S. patent applications pending. The Company believes that, as it increasingly utilizes these patents in the design and manufacture of its products, its royalty obligations will decrease significantly. See Note 8 of Notes to the Consolidated Financial Statements.

Employees

     In the last three years, the total number of employees has remained relatively flat, with only key positions, focused on target growth areas, being added. On December 31, 1999, the Company employed 1,752 people, of whom 722 were employed in the United States, 1,011 in East Asia, and 19 in Europe. The Company anticipates a significant need for technical and administrative personnel in the future to support the Company's current business growth. The Company's future success is substantially dependent on its ability to attract and retain these highly qualified technical and administrative personnel.

   There are no collective bargaining agreements between the Company and its employees, and there have been no work stoppages due to labor difficulties. The Company considers its relations with its employees to be good.

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

     Dr. Owyang, age 54, joined the Company in January 1988 as a divisional Vice President of Research and Development. He assumed additional responsibility for Corporate Reliability and Quality Assurance in April 1990. He became Vice President, Engineering in May 1990; Executive Vice President, Technology and Silicon Operations in April 1992; and President and Chief Executive Officer in March 1998. Dr. Owyang holds B.S. and Ph.D. degrees in Physics.

     Dr. Chang, age 54, joined the Company in December 1987 as Manager of Process Technology. He became Director, Fab Operations in April 1992; Senior Director, Worldwide Fab Operations in April 1995; and Executive Vice President, Technology & Silicon Operations in October 1998. Dr. Chang holds B.S. and Ph.D. degrees in Electrical Engineering.

     Mr. Meyerhoff, age 35, joined the Company in May 1995 as Senior Manager of Systems and Reporting. He became Director, Product Unit Controlling in April 1997; Senior Director and Corporate Controller in March 1998; and Chief Financial Officer and Senior Vice President Administration in October 1998. Prior to joining the Company, Mr. Meyerhoff served as Manager, Planning and Controlling at a subsidiary of Daimler-Benz Rail Systems Division in Pittsburgh, Pennsylvania from January 1992 to April 1995. Mr. Meyerhoff holds an M.B.A. in Finance and Information Technology.

     Dr. Yilmaz, age 45, joined the Company in March 1988 as Manager of Device Design and Engineering. He became World Wide Product and Test Engineering Senior Manager in July 1992; Director in June 1993; Senior Director, IC Design and Engineering and Acting Senior Director, World Wide Product and Test Engineering in October 1995; Senior Director of Engineering for the Power MOS Business Unit in July 1996; and Vice President and head of the Power MOS Business Unit in August 1997. He assumed the additional post of Senior Vice President in October 1998. Dr. Yilmaz holds B.S., M.S. and Ph.D. degrees in Electrical Engineering.

Item 2. Properties.

     The Company owns its principal manufacturing plant and general offices which are located in four two-story buildings totaling 234,600 square feet on a 13-acre site in Santa Clara, California. Siliconix Limited, a subsidiary of the Company, currently occupies, under an agreement with Vishay UK Limited, approximately 2,000 square feet at Vishay's Bracknell, United Kingdom location, where the Company's European Headquarters are located. Siliconix (Taiwan) Limited, a subsidiary of the Company, owns a 50,000-square-foot portion of a building in the Nan-Tse Export Processing Zone, a suburb of Kaohsiung, Taiwan, which consists of manufacturing and general office space. Shanghai Simconix Co. Ltd., a joint venture between the Company and the Shanghai Institute of Metallurgy (the "SIM"), leases 41,000 square feet of manufacturing and general office space in Shanghai from the SIM. Simconix has also agreed to lease all of the space in a new 35,000- square foot facility to be built by the SIM, to accommodate the Company's need for additional back-end capacity at that location.

Item 3. Legal Proceedings.

     In 1996, the Company was a party to two environmental proceedings. The first involved property that the Company vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to the Company and the current owner of the property. The Order alleged that the Company contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. The Company subsequently reached a settlement of this matter with the current owner of the property. The settlement provided that the current owner will indemnify the Company and its employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which the Company remains nominally subject.

     The second proceeding involves the Company's Santa Clara, California facility, which the Company has owned and occupied since 1969. In February 1989, the RWQCB issued Cleanup and Abatement Order No. 89-27 to the Company. The Order was based on the discovery of contamination of both the soil and the groundwater on the property by certain chemical solvents. The Order called for the Company to specify and implement interim remedial actions and to evaluate final remedial alternatives. The RWQCB issued a subsequent order requiring the Company to complete the decontamination. The Company is complying with the RWQCB's orders.

Item 4. Submission of Matters to a Vote of Security Holders.

         (a) The registrant held a Special Meeting of Stockholders on February 16, 2000.

         (b)      Not applicable.

         (c) There were two matters voted on at the Meeting. A brief description of each of these matters, and the results of the votes thereon, are as follows:

                  1. Approval of a three-for-one split of the registrant's Common Stock

                           For                   Against             Abstain
                           ---                   -------             -------

                           9,831,895             860                 1,533

                  2. Approval of an increase in the registrant's authorized shares from 10,000,000 to 100,000,000

                           For                   Against              Abstain
                           ---                   -------              -------

                           9,466,191             364,366              3,781

         (d)      Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     As of March 24, 2000, there were 655 holders of record of the Company's Common Stock. Under Delaware law, the Company may pay dividends only from retained earnings or, if none, from net profits for the current or preceding fiscal year. The Company has paid no dividends since December 1980 in order to retain the Company's earnings to fund future growth requirements. No change in such policy is anticipated in the near future.

     A presentation of the highest and lowest "last trade" price for the Company's Common Stock for each quarterly period during 1998 and 1999 is incorporated by reference from the Company's 1999 Annual Report to Stockholders, portions of which are filed as Exhibit 13 hereto. The Company's Common Stock trades on the Nasdaq Stock Market under the symbol "SILI."

Item 6. Selected Financial Data.

     Incorporated by reference from the Company's 1999 Annual Report to Stockholders, portions of which are filed as Exhibit 13 hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Incorporated by reference from the Company's 1999 Annual Report to Stockholders, portions of which are filed as Exhibit 13 hereto.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     Incorporated by reference from the Company's 1999 Annual Report to Stockholders, portions of which are filed as Exhibit 13 hereto.

Item 8. Financial Statements and Supplementary Data.

     The financial statements, reports of independent auditors, and quarterly financial data are incorporated by reference from the Company's 1999 Annual Report to Stockholders, portions of which are filed as Exhibit 13 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders of Siliconix incorporated:

     We have audited the accompanying consolidated balance sheets of Siliconix incorporated as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siliconix incorporated as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ ERNST & YOUNG LLP


San Jose, California
January 20, 2000

Independent Auditors Report

To The Board of Directors:
Siliconix incorporated:

     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Siliconix incorporated for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Siliconix incorporated's operations and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/KPMG LLP


Mountain View, California
January 21, 1998

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The executive officers of the Company are identified in Item 1 of Part I of this Annual Report on Form 10-K. Identification of the directors of the Company is incorporated by reference from the "Election of Directors" section of the Company's definitive Proxy Statement to be mailed to stockholders in connection with the 2000 Annual Stockholders Meeting and filed with the Securities and Exchange Commission in April 2000 (the "Proxy Statement").

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Documents Filed as Part of Form 10-K

     1.  Financial Statements

         Independent Auditors' Reports on the Financial Statements.

         The remainder of the Financial Statements are incorporated by reference from the Company's 1999 Annual Report to Stockholders, portions of which are filed as Exhibit 13 hereto.

         Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997

         Consolidated Balance Sheets as of December 31, 1999 and 1998

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997

         Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

         Notes to Consolidated Financial Statements


     2.  Financial Statement Schedule

         A.   Independent Auditors' Reports on Financial Statement Schedule

         II.  Valuation and Qualifying Accounts

              All other schedules have been omitted as the required information is reported or incorporated by reference elsewhere in this Annual Report or is not applicable.

     3.  Exhibits
         --------
          3.1     Restated Certificate of Incorporation(1)

          3.2     Certificate of Amendment of Restated Certificate of
                  Incorporation

          3.3     Bylaws(2)

         10.2     One-Year Key Professional Incentive Bonus Plan(1)

         10.3     Key Professional Performance Unit Plan(2)

         10.5 Amended and Restated License Agreement dated April 10, 1990 between the Company and International Rectifier Corporation(1)

         10.6 Amendment to Amended and Restated License Agreement dated December 21, 1990 between the Company and International Rectifier Corporation(1)

         10.12    Change-in-Control Severance Plan of Siliconix incorporated(3)

         10.14 Amendment No. 1 to Change-in-Control Severance Plan of Siliconix incorporated(4)

         10.15 Amendment No. 1 to Siliconix One-Year Key Professional Incentive Bonus Plan(4)

         10.16 Amendment No. 2 to Siliconix One-Year Key Professional Incentive Bonus Plan(4)

         10.17 Amendment No. 1 to Siliconix Key Professional Performance Unit Plan(4)

         10.18 Amendment No. 2 to Siliconix Key Professional Performance Unit Plan(4)

         10.19 Separation Agreement and Mutual Release dated March 11, 1998 among Richard Kulle, Siliconix incorporated and Vishay Intertechnology, Inc.(5)

         10.20 Amendment No. 1 to Separation Agreement and Mutual Release dated March 19, 1998 among Richard Kulle, Siliconix incorporated and Vishay Intertechnology, Inc.(5)

         10.21 Promissory Note from Siliconix incorporated to Vishay Intertechnology, Inc. in the principal amount of $34,570,000 dated March 2, 1998(5)

         10.22 Promissory Note from Siliconix incorporated to Vishay Intertechnology, Inc. in the principal amount of $16,000,000 dated May 26, 1998(5)

         10.23 Revolving Intercompany Promissory Note from Siliconix incorporated to Vishay Intertechnology, Inc. in the maximum principal amount of $35,000,000 dated May 26, 1998(5)

         10.24 Revolving Intercompany Promissory Note from Vishay Intertechnology, Inc. to Siliconix incorporated in the maximum principal amount of $75,000,000 dated December 22, 1999

(footnotes on following page)

         13       Portions of Siliconix incorporated 1999 Annual Report to
                  Stockholders

         21       Subsidiaries of the Company

         27       Financial Data Schedule

---------------------

(1) Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the SEC on April 15, 1991.

(2) Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed with the SEC on April 1, 1996.

(3) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, filed with the SEC on May 14, 1997.

(4) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, filed with the SEC on November 12, 1997.

(5) Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 31, 1999.


   (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K in the last quarter of the year ended December 31, 1999.

Report of Ernst & Young LLP, Independent Auditors


To the Board of Directors and Stockholders of Siliconix incorporated:


We have audited the consolidated statements of Siliconix incorporated as of December 31, 1999 and 1998 and for each of the years in the two-year period ended December 31, 1999, and have issued our report thereon dated January 20, 2000 (included elsewhere in this Annual Report on Form 10-K). Our audit also included the financial statement schedule listed in item 14(a)2 of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ERNST & YOUNG LLP


San Jose, California
January 20, 2000

Report on Financial Statement Schedule of Independent Auditors


The Board of Directors
Siliconix incorporated:


The audit referred to in our report dated January 21, 1998 included the related financial statement schedule as of December 31, 1997 and for the year ended December 31, 1997, as listed in the Index in Item 14(a)2 herein. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


/s/KPMG LLP


Mountain View, California
January 21, 1998

                             SILICONIX INCORPORATED
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             YEARS ENDED DECEMBER 31

                                 (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------
                                       Balance at     Charged to       Charged to      Deductions    Balance at
                                       Beginning of   Costs and        Revenues                      End of
                                       Period         Expense                                        Period
---------------------------------------------------------------------------------------------------------------
1997:
Allowance for Doubtful Accounts           2,101            545                 -          458          2,188
Allowance for Price Adjustments             100              -             4,712        4,421            391
Allowance for Returned Parts and          6,404              -            24,818       21,878          9,344
Distributor Adjustments
---------------------------------------------------------------------------------------------------------------
                                          8,605            545            29,530       26,757         11,923
---------------------------------------------------------------------------------------------------------------
1998:
Allowance for Doubtful Accounts           2,188           1,266                -          586          2,868
Allowance for Price Adjustments             391              -             6,687        6,328            750
Allowance for Returned Parts and          9,344              -            23,319       21,890         10,773
Distributor Adjustments
---------------------------------------------------------------------------------------------------------------
                                         11,923           1,266           30,006       28,804         14,391
---------------------------------------------------------------------------------------------------------------
1999:
Allowance for Doubtful Accounts           2,868           1,487                -        1,489          2,866
Allowance for Price Adjustments             750              -             9,698        9,198         1,250
Allowance for Returned Parts and         10,773              -            19,669       16,188         14,254
Distributor Adjustments
---------------------------------------------------------------------------------------------------------------
                                         14,391           1,487           29,367       26,875         18,370
---------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2000

                                    SILICONIX INCORPORATED


                                    By: /s/ King Owyang
                                       ----------------------------------------
                                          King Owyang
                                          President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                       Title                          Date
      ---------                       -----                          ----

  Principal Executive Officer


  /s/King Owyang                   President, Chief Executive
  ----------------------------     Officer and a Director        March 24, 2000
  King Owyang


  Principal Financial and
  Accounting Officer


  /s/Jens Meyerhoff                Senior Vice President
  ---------------------------      Administration and
  Jens Meyerhoff                   Chief Financial Officer       March 24, 2000


  /s/Everett Arndt                 Director                      March 24, 2000
  ---------------------------
     Everett Arndt


  /s/Lori Lipcaman                 Director                      March 24, 2000
  ---------------------------
     Lori Lipcaman


  /s/Glyndwr Smith                 Director                      March 24, 2000
  ---------------------------
     Glyndwr Smith

                                INDEX TO EXHIBITS

                        Exhibit
                        -------

          3.1     Restated Certificate of Incorporation(1)

          3.2     Certificate of Amendment of Restated Certificate of
                  Incorporation

          3.3     Bylaws(2)

         10.2     One-Year Key Professional Incentive Bonus Plan(1)

         10.3     Key Professional Performance Unit Plan(2)

         10.5 Amended and Restated License Agreement dated April 10, 1990 between the Company and International Rectifier Corporation(1)

         10.6 Amendment to Amended and Restated License Agreement dated December 21, 1990 between the Company and International Rectifier Corporation(1)

         10.12    Change-in-Control Severance Plan of Siliconix incorporated(3)

         10.14 Amendment No. 1 to Change-in-Control Severance Plan of Siliconix incorporated(4)

         10.15 Amendment No. 1 to Siliconix One-Year Key Professional Incentive Bonus Plan(4)

         10.16 Amendment No. 2 to Siliconix One-Year Key Professional Incentive Bonus Plan(4)

         10.17 Amendment No. 1 to Siliconix Key Professional Performance Unit Plan(4)

         10.18 Amendment No. 2 to Siliconix Key Professional Performance Unit Plan(4)

         10.19 Separation Agreement and Mutual Release dated March 11, 1998 among Richard Kulle, Siliconix incorporated and Vishay Intertechnology, Inc.(5)

         10.20 Amendment No. 1 to Separation Agreement and Mutual Release dated March 19, 1998 among Richard Kulle, Siliconix incorporated and Vishay Intertechnology, Inc.(5)

         10.21 Promissory Note from Siliconix incorporated to Vishay Intertechnology, Inc. in the principal amount of $34,570,000 dated March 2, 1998(5)

         10.22 Promissory Note from Siliconix incorporated to Vishay Intertechnology, Inc. in the principal amount of $16,000,000 dated May 26, 1998(5)

         10.23 Revolving Intercompany Promissory Note from Siliconix incorporated to Vishay Intertechnology, Inc. in the maximum principal amount of $35,000,000 dated May 26, 1998(5)

(footnotes on following page)

         10.24 Revolving Intercompany Promissory Note from Vishay Intertechnology, Inc. to Siliconix incorporated in the maximum principal amount of $75,000,000 dated December 22, 1999

         13       Portions of Siliconix incorporated 1999 Annual Report to
                  Stockholders

         21       Subsidiaries of the Company

         27       Financial Data Schedule

---------------------
(1) Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the SEC on April 15, 1991.

(2) Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed with the SEC on April 1, 1996.

(3) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, filed with the SEC on May 14, 1997.

(4) Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, filed with the SEC on November 12, 1997.

(5) Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-Q for the fiscal year ended December 31, 1998, filed with the SEC on March 31, 1999.

                                   EXHIBIT 3.2


                            CERTIFICATE OF AMENDMENT
                                       OF
                      RESTATED CERTIFICATE OF INCORPORATION


     Siliconix incorporated, a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, DOES HEREBY
CERTIFY:

     FIRST: That the Board of Directors of Siliconix incorporated, by the unanimous written consent of its members, filed with the minutes of the Board, duly adopted resolutions setting forth a proposed amendment to the Restated Certificate of Incorporation of said corporation, declaring said amendment to be advisable and calling a meeting of the stockholders of said corporation for consideration thereof. The resolution setting forth the proposed amendment is as follows:

     RESOLVED FURTHER, that Paragraph 4 of the Restated Certificate of Incorporation of the Company is hereby amended to read in full as follows:

     "4. The total number of shares of stock which the corporation shall have authority to issue is one hundred million (100,000,000) and the par value of each of such shares is one cent ($0.01)."

     SECOND: That thereafter, pursuant to resolution of its Board of Directors, a special meeting of the stockholders of said corporation was duly called and held, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware, at which meeting the necessary number of shares as required by statute were voted in favor of the amendment.

     THIRD: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, said Siliconix incorporated has caused this Certificate to be signed by King Owyang, its President, this 17th day of February, 2000.


                                                  SILICONIX INCORPORATED


                                                  By /s/ King Owyang
                                                    --------------------------
                                                     King Owyang, President

EXHIBIT 10.24


REVOLVING INTERCOMPANY PROMISSORY NOTE


US $75,000,000.00                                             December 22, 1999
                                                        Santa Clara, California


         FOR VALUE RECEIVED, VISHAY INTERTECHNOLOGY, INC. ("Vishay"), a Delaware corporation, by this promissory note unconditionally promises to pay to the order of SILICONIX INCORPORATED ("Siliconix"), a Delaware corporation or its registered assigns, on demand, the principal amount of SEVENTY-FIVE MILLION DOLLARS ($75,000,000.00, the "Revolving Credit Line") or such lesser amount as may then constitute the unpaid aggregate principal amount of the Revolving Loans (as hereinafter defined) made by Siliconix to Vishay pursuant to the terms hereof and to pay interest on the unpaid balance hereof at Siliconix's Lending Rate (as defined below) on the 1st day of each January, April, July and October of each year commencing April 1, 2000 and on the Maturity Date (each such date being an Interest Payment Date), all as hereinafter further provided.

         1.       Making of Loans

                  1.1 Subject to the terms hereof, including but not limited to
Section 1.2 hereof, and at any time from the date hereof to the Maturity Date, Siliconix agrees at any time and from time to time, to make one or more revolving loans (the "Revolving Loans") to Vishay in an aggregate principal amount not to exceed the Revolving Credit Line. During such period Vishay may borrow, prepay and reborrow Revolving Loans.

                  1.2 Vishay shall give no fewer than three business day's notice to the Chief Financial Officer of Siliconix of its desire to borrow a Revolving Loan, stating the amount of such borrowing and the date on which such borrowing is requested. Siliconix shall have absolute discretion to consent to or to decline such request, on notice to Vishay. If Siliconix consents to Vishay's request to make a Revolving Loan, Siliconix will make such Revolving Loan available to Vishay at the account and on the date specified by Vishay.

         2.       Payments

                  2.1 To the extent that Siliconix has not demanded earlier payment as authorized in the first paragraph hereof, principal of, and any accrued and unpaid interest on, this Note shall be due and payable in full on December 23, 2003, or such later date as may be agreed in writing by the parties hereto (the "Maturity Date"); interest on this Note shall accrue from the date hereof, to, but excluding, the next Interest Payment Date, and shall be payable in arrears on each Interest Payment Date. Interest not paid when due shall accrue and be added to principal on each subsequent Interest Payment Date.

                  2.2 If any Interest Payment Date or the Maturity Date falls on a day that is not a Business Day (as defined below), the payment due on such Interest Payment Date or Maturity Date will be made on the next succeeding Business Day with the same force and effect as if made on the Interest Payment Date or the Maturity Date, as the case may be. "Business Day" means any day which is not a Saturday or Sunday and is not a day on which banking institutions are generally authorized or obligated to close in the City of New York.

                  2.3 Vishay may prepay at any time all or any portion of this Note without penalty or premium. All payments on this Note shall be applied first to accrued interest on this Note and then to the balance of principal on this Note.

                  2.4 Payments of principal and interest on this Note shall be made in U.S. dollars by electronic funds transfer to Siliconix's bank account #9102752756 at Chase Manhattan Bank, New York, New York, or such other account as Siliconix may designate.

                  2.5 The obligations to make the payments provided for in this Note are absolute and unconditional and not subject to any defense, set-off, counterclaim, rescission, recoupment or adjustment whatsoever. Vishay hereby expressly waives demand and presentment for payment, notice of non-payment, notice of dishonor, protest, notice of protest and diligence in taking any action to collect any amount called for hereunder, and shall be directly and primarily liable for the payment of all sums owing and becoming due hereon, regardless of and without any notice, diligence, act or omission with respect to the collection of any amount called for hereunder.

                  2.6 For the purposes of this Note, Siliconix's Lending Rate shall mean the interest rate payable by Vishay from time to time (the "Vishay Borrowing Rate") under the Long Term Revolving Credit Agreement dated March 2, 1998 among Vishay, Comerica Bank and the other banks party thereto, or any successor loan agreement thereto (the "Loan Agreement"). The average Vishay Borrowing Rate for each calendar quarter will be Siliconix's Lending Rate for that calendar quarter.

         3.       [intentionally omitted]

         4.       [intentionally omitted]

         5.       Events of Default.
                  -----------------

                  5.1 The occurrence of any of the following events shall constitute a default (a "Default"):

                          (a) a default in the payment of the principal on this
Note, when and as the same shall become due and payable;

                          (b) a default in the payment of any interest on this
Note, when and as the same shall become due and payable, which default shall continue for two (2) business days after the date fixed for the making of such interest payment;

                          (c) a material default in the performance, or a
material breach, of any of the covenants of Vishay contained in this Note;

                          (d) a material default in the performance, or a
material breach, of any financial covenant contained in any loan agreement executed by Vishay, which default or breach shall have continued beyond any grace or cure period provided therein;

                          (e) any representation, warranty or certification made
by Vishay in this Note shall prove to have been false or misleading as of the date made in any material respect; or

                          (f) the entry of a decree or order by a court having
jurisdiction adjudging Vishay a bankrupt or insolvent, or approving a petition seeking reorganization, arrangement, adjustment or composition of or in respect of Vishay under federal bankruptcy law, as now or hereafter constituted, or any other applicable federal or state bankruptcy, insolvency or other similar law, and the continuance of any such decree or order unstayed and in effect for a period of sixty (60) days; or the commencement by Vishay of a voluntary case under federal bankruptcy law, as now or hereafter constituted, or any other applicable federal or state bankruptcy, insolvency, or other similar law, or the consent by Vishay to the institution of bankruptcy or insolvency proceedings against it, or the filing by Vishay of a petition or answer or consent seeking reorganization or relief under federal bankruptcy law or any other applicable federal or state law, or the consent by Vishay to the filing of such petition or to the appointment of a receiver, liquidator, assignee, trustee, sequestrator or similar official of Vishay, or of any substantial part of the property of Vishay, or the making by Vishay of an assignment for the benefit of creditors, or the admission by Vishay, in writing, of its inability to pay its debts generally as they become due, or the taking of corporate action by Vishay in furtherance of any such action.

                  5.2 Vishay agrees to give Siliconix prompt notice of the occurrence of any Default hereunder as provided in Section 7.1 hereof.

         6.       Remedies Upon Default.

                  6.1 Upon the occurrence of a Default referred to in Section 5.1(f), the principal amount then outstanding of, and the accrued interest on, this Note shall automatically become immediately due and payable without presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by Vishay. Upon the occurrence of a Default referred to in Section 5.1 (other than Section 5.1(f)), Siliconix by notice in writing given to Vishay, may declare the entire principal amount then outstanding of, and the accrued interest on, this Note to be due and payable immediately, and upon any such declaration the same shall become and be due and payable immediately without presentation, demand, protest or other formalities of any kind, all of which are expressly waived by Vishay.

                  6.2 Siliconix may institute such actions or proceedings in law or equity as it shall deem expedient for the protection of its rights and may prosecute and enforce its claims against all assets of Vishay, and in connection with any such action or proceeding shall be entitled to receive from Vishay, payment of the principal amount of this Note plus accrued interest to the date of payment plus reasonable expenses of collection, including, without limitation, attorneys' and experts' fees and expenses; provided, however, that the parties hereto acknowledge that the rights of the Banks, parties to the Loan Agreement, may affect the rights of the parties hereunder.

         7.       Miscellaneous.

                  7.1 Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be mailed by certified mail, return receipt requested, or by Federal Express, Express Mail or similar overnight delivery or courier service or delivered (in person or by telecopy, telex or similar telecommunications equipment) against receipt to the party to whom it is to be given, (i) if to Siliconix, at its address at 2201 Laurelwood Road, Santa Clara, California 95054, Attention: Jens Meyerhoff, Chief Financial Officer, with a copy to David Achterkirchen, General Counsel; and (ii) if to Vishay, at its address at 63 Lincoln Highway, Malvern, Pennsylvania 19355,
Attention: Richard Grubb, Chief Financial Officer, with a copy to Steven Klausner; or (iii) in either case, to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 7.1. Notice to the estate of any party shall be sufficient if addressed to the party as provided in this Section 7.1. Any notice or other communication given by certified mail shall be deemed given at the time of certification thereof, except for a notice changing a party's address which shall be deemed given at the time of receipt thereof. Any notice given by other means permitted by this
Section 7.1 shall be deemed given at the time of receipt thereof.

                  7.2 No course of dealing and no delay or omission on the part of Siliconix in exercising any right or remedy shall operate as a waiver thereof or otherwise prejudice Siliconix's rights, powers or remedies. No right, power or remedy conferred by this Note upon Siliconix shall be exclusive of any other right, power or remedy referred to herein or now or hereafter available at law, in equity, by statue or otherwise, and all such remedies may be exercised singly or concurrently.

                  7.3 This Note may not be amended, or any of its provisions waived, except by written consent or consents executed by the parties hereto.

                  7.4 This Note shall be governed by and construed in accordance with the laws of the State of California, without giving effect to principles governing conflict of laws.

                  7.5 Vishay irrevocably consents to the jurisdiction of the courts of the State of California and of any federal court located in such State in connection with any action or proceeding arising out of or relating to this Note, any document or instrument delivered pursuant to, in connection with or simultaneously with this Note, or a breach of this Note or any such document or instrument. In any such action or proceeding, Vishay waives personal service of any summons, complaint or other process and agrees that service thereof may be made in accordance with Section 7.1. Within thirty (30) days after such service, or such other time as may be mutually agreed upon in writing by the attorneys for the parties to such action or proceeding, Vishay shall appear or answer such summons, complaint, or other process.


         IN WITNESS WHEREOF, Vishay has caused this Note to be executed and dated the day and year first above written.


                                       VISHAY INTERTECHNOLOGY, INC.


                                       By: /s/ Richard Grubb
                                          -------------------------------------
                                          Richard Grubb, Chief Financial Officer

                                   EXHIBIT 13


Financial Highlights
Siliconix incorporated
(In thousands, except per share and employment data)                 1999                 1998              1997
                                                                     ----                 ----              ----

Net sales                                                       $    383,308          $   282,346        $   321,551

Gross profit                                                    $    158,329          $    98,016        $   127,115

Research and development expense                                $     16,979          $    17,110        $    17,813

Selling, marketing, and administrative expense                  $     48,688          $    55,451        $    65,322

Restructuring expense                                           $          -          $    19,751        $         -

Interest expense                                                $        769          $     2,795        $     2,383

Other expense                                                   $        646          $     1,658        $        78

Income before income taxes and minority interest                $     90,791          $       908        $    41,519

Income taxes                                                    $     24,453          $         -        $     8,507

Minority interest in income of consolidated subsidiary          $        221          $       170        $         -

Net income                                                      $     66,117          $       738        $    33,012

Net income per share (basic and diluted)                        $       2.21          $      0.02        $      1.10

Total assets                                                    $    346,678          $   317,259        $   281,509

Stockholders' equity                                            $    216,301          $   150,140        $   149,550

Year-end worldwide employment                                          1,752                1,642              1,266

Five-Year Summary of Financial Data
Siliconix incorporated
(In thousands, except per share and employment data)              1999           1998     (1)    1997         1996        1995

Net sales                                                     $  383,308     $  282,346    $    321,551   $  268,934   $  250,291

Operating income                                              $   92,206     $    5,361    $     43,980   $   31,811   $   28,839

Net income                                                    $   66,117     $      738    $     33,012   $   25,977   $   24,221

Per share data:     (2)

     Net income (basic and diluted)                           $     2.21     $     0.02    $       1.10   $     0.87   $     0.81

Shares used to compute basic and diluted
     Net income per share                                         29,879         29,879          29,879      29,879        29,879

Total assets                                                  $  346,678     $  317,259    $    281,509  $  238,669    $  207,962

Capital expenditures                                          $   33,835     $   35,593    $     40,244  $   39,511    $   28,196

Total long-term debt, including related party                 $    1,700     $   51,791    $     38,457  $   39,429    $   40,652

Year-end worldwide employment                                      1,752          1,642           1,266       1,228         1,269

(1) Included in operating income for 1998 is a restructuring charge of $19,751 relating to the acquisition on March 2, 1998 of the 80.4% interest in the Company by Vishay (see Note 12 of Notes to Consolidated Financial Statements).

(2) Earnings per share and average shares outstanding have been adjusted to give effect to the three-for-one split of the Company's common shares in February 2000 (see Note 15 of Notes to Consolidated Financial Statements).


Selected Quarterly Financial Data
Siliconix incorporated
Unaudited
(In thousands, except per share data)                          1999                                      1998
                                                                                                                       (1)
                                             Fourth       Third    Second     First     Fourth    Third    Second     First

Net sales                                  $ 110,132   $ 101,328  $ 90,807   $81,041   $76,607   $70,118   $70,371    $ 65,250

Gross profit                               $ 49,425    $  42,906   $ 36,025  $29,973   $26,822   $24,992   $21,091    $ 25,111

Net income (loss)                          $ 24,368    $  18,818   $ 13,206  $ 9,725   $ 6,431   $ 3,879   $ 1,780    $(11,352)

Net income (loss) per share (basic and     $   0.82    $    0.63   $  0 .44  $  0.33   $  0.22   $  0.13   $  0.06    $  (0.38)
diluted) (2)

(1) Included in operating income for 1998 is a restructuring charge of $19,751 relating to the acquisition on March 2, 1998 of the 80.4% interest in the Company by Vishay (see Note 12 of Notes to Consolidated Financial Statements).

(2) Earnings per share and average shares outstanding have been adjusted to give effect to the three-for-one split of the Company's common shares in February 2000 (see Note 15 of Notes to Consolidated Financial Statements).

Management's Discussion & Analysis of Financial Condition and Results of Operations

The statements in this management's discussion and analysis of financial condition and results of operations that are forward looking reflect management's current opinions and are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated or implied. Siliconix incorporated assumes no obligations to update this information.

Overview

Siliconix incorporated (the "Company") is engaged in designing, manufacturing, and marketing power and analog semiconductor products. The Company is a leading manufacturer of Power MOSFETs, Power ICs, and analog Signal Processing devices for computers, cellular phones, fixed communication networks, automobiles and other electronic systems. Power MOSFET is the producer of low-voltage, surface-mount Power MOSFET products primarily used in the communication, computer, and automotive markets. Power IC focuses on Power Integrated Circuits used in communication and data storage applications. Signal Processing manufactures a wide array of commodity products such as Analog Switches, Low Power MOSFETs, and JFETs used in the industrial and consumer markets.

The Company manufactures power products in a Class 1 six-inch wafer fab in Santa Clara, California and through subcontracted wafer fabrication in Itzehoe, Germany. The Company is also in the process of transferring its power product technology to a subcontractor in Japan in order to leverage the lower manufacturing costs overseas as well as to insure adequate supply of wafers in the future. Analog switches and multiplexers were fabricated in the Company's four-inch wafer fab in Santa Clara. However, as previously announced, the Company closed this facility on December 31, 1999, due to the age of the facility and its lack of cost competitiveness. The manufacturing of wafers for analog switches and multiplexers is now being done by a foundry in Dresden, Germany. Small signal transistors are manufactured by a subcontractor in Beijing, China. Assembly and test facilities include Company owned facilities in Koahsiung, Taiwan and Shanghai, China, as well as subcontractors in the Philippines, Taiwan, China and Japan.

In May 1999, Vishay Asia Pte. Ltd. ("VAPL"), a wholly owned subsidiary of Siliconix, entered into a sale and purchase agreement with Vishay Intertechnology Pte Ltd. ("VIAPL"), a wholly owned subsidiary of Vishay. VAPL transferred the business and benefit of all current contracts and engagements of VAPL and all other assets and liabilities to VIAPL for the cash sum of $5.8 million. In addition, Siliconix, Inc. sold its ownership interest in Vishay Japan KK to VIAPL for cash of $0.4 million. The transaction resulted in no gain or loss to the Company and had no impact on operating income. Receivables and payables, which historically have been eliminated in consolidation as intercompany balances, now are reflected as receivables and payables from/to affiliates.

Vishay Intertechnology Inc. ("Vishay"), a Fortune 1000 Company, owns an 80.4% interest in the Company. Vishay is the largest U.S. and European manufacturer of passive electronic components (resistors, capacitors, and inductors) and a leading producer of discrete semiconductor components (diodes, transistors and optoelectronic products). All of these components are vital to the operation of electronic circuits and can be found in computers, telephones, TVs, automobiles, household appliances, medical equipment, satellites, military and aerospace equipment. With headquarters in Malvern, Pennsylvania, Vishay employs over 20,000 people in over 60 facilities in the U.S., Mexico, Germany, Austria, the United Kingdom, France, Portugal, the Czech Republic, Israel, Japan, Taiwan (R.O.C.), China, and the Philippines.

Results of Operations

Net Sales

Net sales for 1999 were $383.3 million compared to $282.3 million in 1998 and $321.6 million in 1997. The increase of 36% from the prior year was primarily due to strong sales in the Asia Pacific region as well as an increase in all other geographic regions. The Company has recovered from the downturn experienced in the semiconductor industry in 1998 and has transitioned to a period of capacity expansion and investment in advanced technology. Demand for PowerMOSFET products in telecommunication and computer applications, including portable phones, notebooks and desktop computers has increased significantly from 1998 due to strong demand from our major OEM's, especially in the Asia Pacific region, and the solidification of pricing for our products. The Company experienced strong bookings in the fourth quarter and this trend continued into the first quarter of 2000.

In 1999, net sales for the Company increased in every geographic region when compared to 1998. Net sales in Asia Pacific (excluding Japan), North America, Europe, and Japan were 48%, 26%, 9% and 103% higher than in 1998, respectively. Net sales have increased throughout the world due to strong demand in the Company's key market segments of portable communication, computers and automotive. Sales in the Asia Pacific region were further fueled by the recovery of the Asian economy and by the continuing trend at some of our major OEM customers to shift their manufacturing to this region from North America in order to leverage the regions' lower labor costs.

Net sales in Asia Pacific increased 32% in 1998 compared to 1997. Net sales in North America, Japan and Europe decreased in 1998 over 1997 by 31%, 41% and 20%, respectively. The increase in sales in Asia Pacific in 1998 compared to 1997 resulted from transfers of manufacturing to this region by the Company's major OEM customers as well as the strong growth in contract manufacturing in Taiwan. The decline in North America was a result of significantly reduced demand in the Company's distribution channels as well as the aforementioned transfer of manufacturing to Asia. In Japan, the overall lower unit demand combined with a weak yen and very aggressive competition led to a strong decline in sales in 1998 when compared to 1997. In Europe, 1998 sales declined compared to 1997 primarily due to a reduced demand in portable GSM phones driven by lower exports into the Asian markets.

Gross Profit

Gross profit as a percentage of net sales was 41% in 1999 compared to 35% in 1998 and 40% in 1997. The increase in margins in 1999 was primarily the result of manufacturing efficiencies gained from full utilization of the Company's existing manufacturing capacities and further advances in technologies, that allowed a product mix shift to the Company's smaller, more profitable products, and the continued implementation of productivity improvement and cost reduction programs. The decrease in margins experienced in 1998 compared to 1997 relates to significant pricing pressures and underutilization of the Company's installed capital base caused by the worldwide slowdown in the semiconductor market. In 1997, the Company experienced significant manufacturing capacity shortages due to continuous strong customer orders. In response to this and the continued strong bookings experienced at the time, the Company embarked on an ambitious capacity expansion plan, securing capital equipment and building the necessary infrastructure to support the higher manufacturing capacities. Unfortunately, due to equipment lead-times, the additional capacity and manufacturing infrastructure became available just as the overall slowdown in the semiconductor market began to emerge. While the underutilization of this additional infrastructure adversely affected margins in 1998, this manufacturing capacity, and the further expansion that took place at the end of 1998, has allowed the Company flexibility in responding to the large increase in demand for the Company's products that was experienced in 1999. In 1999, the Company continued to experience pricing pressures in its key markets. While the level of price erosion has slowed from the level experienced in 1998 and 1997, the Company will continue to try to preserve its margins by focusing on productivity improvements and cost reduction initiatives, leveraging low cost manufacturing alternatives, and continuing to develop new, more cost effective technologies.

Research and Development

Research and development expenses were $17.0 million in 1999, $17.1 million in 1998 and $17.8 million in 1997. The Company's research and development expenditures as a percentage of net sales decreased to 4.4% in 1999 from 6.1% in 1998 and 5.5% in 1997, primarily due to the Company's strong sales volume. While research and development expenditures in absolute dollars were similar to the prior year, the Company was able to release 91 new products in 1999 compared to 68 in 1998 and 55 in 1997 due to the Company's continued focus on improving time to market. New product introductions were focused primarily in the Company's core markets of communication, automotive and computer applications and also included the release of several new platform technologies. Some of the major research and development accomplishments in 1999 include: the release of the first products utilizing the Company's new ChipFET packaging technology, which results in smaller footprint products with enhanced performance characteristics; the release of the new 3-volt family of low voltage switchers targeted at the low power requirements of today's portable communication and computer applications; the significant improvements made to our high voltage buck-boost converters for the telephone communication market which increases the level of circuit integration and dramatically reduces the number of external components that our customers will now need in their end applications; and the release of our new optimized pulse with modulation MOSFETS for DC/DC applications allowing for more efficient battery usage. Other significant accomplishments include the release of our new SC70 packaged products and the establishment of our first offshore design center in the United Kingdom. The Company believes that its future operating results are highly dependent on its ability to maintain its technological advantage over its competitors and, as such, expects to continue to invest significant resources in the research and development area.

Selling, Marketing, and Administration

Selling, marketing, and administration expenses were reduced to $48.7 million in 1999 compared to $55.5 million in 1998 and $65.3 million in 1997. In response to the increasing competitive business environment, the Company has continued to execute its restructuring plan and has implemented certain cost reduction initiatives that have reduced the Company's overall cost structure. As a result, the Company's selling, marketing, and administration expenses have continued to decline, decreasing $6.8 million in 1999 compared to 1998 and $9.8 million in 1998 compared to 1997. These expenses have declined to 12.7% of net sales in 1999, compared to 19.6% of net sales in 1998, and 20.3% of net sales in 1997.

Restructuring

The Company incurred a pre-tax restructuring charge of $19.8 million relating to the acquisition on March 2, 1998 of the 80.4% interest in the Company by Vishay. In February of 1998, the company began an across-the-board assessment of its cost structure. In connection with this assessment and in response to the downturn of the semiconductor market experienced in 1998, actions were taken to streamline operations and leverage synergies with the parent company, a restructuring charge of $19.8 million was recorded. Of the total, approximately $12.6 million related to employee termination costs covering seven key executives and 72 technical, production, and administrative employees. The remaining $7.2 million restructuring charge relates to the closure of a manufacturing facility, termination of certain distributors, write down of certain assets and other expenses. At December 31, 1999, 78 employees had been terminated and the Company charged $17.1 million in costs, of which $10.8 million were paid and $6.3 million were written off. At December 31, 1999, a restructuring charge of $2.7 million remained accrued, primarily relating to ongoing scheduled severance payments and pending contract cancellations being executed under the restructuring plan. The Company anticipates that it will complete its restructuring by the end of 2000.

Interest Expense

Interest expense for 1999 decreased significantly by $2.0 million or 73% from $2.8 million in 1998 to $0.8 million in 1999 as a result of the Company's strong operating cash flow and the resulting aggressive debt retirement plan. In 1999, the Company repaid two promissory notes with Vishay in the amount of $50.6 million. Interest expense for 1998 increased by $0.4 million or 17% compared to 1997 primarily due to additional loans from Vishay used to fund the acquisition of the additional 40% interest in the Simconix joint venture and to temporarily fund part of the cash payments called for under the restructuring plan.

Other Expense, net

Other expense, net decreased by $1.0 million from an expense of $1.6 million in 1998 to an expense of $0.6 million in 1999. The decrease in 1999 compared to 1998, as well as the increase in 1998 compared to 1997, is primarily due to a one-time charge recorded in 1998 in connection with the consolidation of Simconix.

Income Tax Expense

Income tax expense for 1999 increased $24.5 million over 1998 and $16.0 million over 1997 primarily due to the increase of earnings before tax.

Financial Condition, Liquidity, and Capital Resources

As of December 31,1999, the Company had $57.9 million in cash and cash equivalents and short-term note receivable from affiliate, compared to $37.7 million in cash and cash equivalents at December 31, 1998. The significant increase from the prior year relates to the Company's strong operating cash flows driven by its increasing revenues. During 1998, the Company borrowed $30.3 million from Vishay to fund a portion of the cash payments called for under the restructuring plan, as well as the acquisition of an additional 40% interest in Simconix. The Company repaid $14.3 million of this debt during 1998 and the remaining balance in 1999. The Company has an available revolving credit facility with Vishay of $35.0 million, which is due to expire in May 2000. The Company anticipates that this revolving credit facility will be renegotiated and extended. As of December 31, 1999, there were no borrowings against this credit facility.

Net cash provided by operating activities was approximately $95.4 million in 1999, compared to $56.3 million in 1998. Accounts receivables increased $14.1 million in 1999 as a result of higher revenues. In addition, net affiliate payables and receivables decreased by $15.3 million in 1999 compared to 1998 mainly due to timing of cash payments to unconsolidated affiliates. Intercompany balances for Asia previously eliminated during consolidation are now classified as affiliate payables/receivables due to the sale of the Asia subsidiaries. Accrued liabilities and contingencies increased by $13.1 million due to an increase in taxes payable. Net cash provided by operating activities was approximately $56.3 million in 1998, compared to $40.7 million in 1997. Accounts receivables decreased $22.6 million as a result of lower revenues in 1998.

Inventory balances decreased by $1.1 million in 1999 when compared to 1998. Finished goods and raw materials decreased $1.7 million and $1.1 million, respectively, due to the strong demand for the Company's products as well as programs to reduce the amount of raw materials on hand by moving to a more just-in-time delivery system. This decrease was partially offset by an increase in work in process of $1.7 million to support the increased production volumes called for by the Company's higher revenue levels and for faster customer responsiveness as requested lead times from our customers have shortened.

Net cash used in investing activities was $55.7 million in 1999, compared to $25.5 million in 1998 and $41.3 million in 1997. Capital expenditures were $33.8 million in 1999 compared to $35.6 million in 1998 and $40.2 million in 1997, primarily related to additions for plant capacity expansion, new technology, and regulatory compliance. Capital spending in 2000 is expected to substantially exceed the 1999 level as the Company continues its capacity expansion plans and invests significantly into its next generation products and technologies. The Company sold its Asia subsidiaries for $6.2 million in May of 1999 (see Note 2 of Notes to Consolidated Financial Statements). The note receivable from affiliate in the amount of $31.0 million is a note from Vishay. This investment, which is callable by Siliconix at any time and bears an interest rate of 6.25%, was made to provide the Company with short-term interest income until the Company's funds are needed in the middle part of the year to fund capital expenditures and other normal operating costs.

Net cash used in financing activities in 1999 includes the repayment of the two loans to Vishay in the amount of $50.6 million (see Note 6 of Notes to Consolidated Financial Statements).

Although the Company had available cash and cash equivalents of $26.9 million at the end of 1999, cash and cash equivalents are expected to decrease in the first quarter of 2000 due to payments for capital expenditures, royalties, sales commissions, management and employee bonuses, the Company's portion of certain employee benefit plans, and anticipated payments to affiliates. Management expects that future cash flows from operations and existing lines of credit with Vishay will be sufficient to meet its normal operating requirements and to fund its research and development and capital expenditure plans.

Foreign Currency Forward Exchange Contracts

In September of 1999, the Company entered into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and balance sheet positions. Foreign currency forward exchange contracts designated and effective as hedges of firm commitments are treated as hedges for accounting purposes. Gains and losses related to qualified accounting hedges of firm commitments are deferred and recognized in income when the hedged transaction occurs. At December 31, 1999, the notional amount of outstanding foreign currency forward exchange contracts was $6,438,000. All of the total outstanding contracts at December 31, 1999 were to hedge yen denominated commitments for product sales from customers in Japan.


Year 2000

In 1998 the Company began to lay out a formal, structured plan, under the responsibility of the Company's CFO/Senior Vice President of Administration, to deal with the significant business and operational issues surrounding the pending Year 2000 issue. The Company's plan included a comprehensive review of all worldwide information technology, facility, manufacturing, and logistics systems to ensure Year 2000 readiness. Representatives from each of the Company's departments and each of its locations worldwide performed risk assessments, conducted Year 2000 readiness testing, implemented remediation efforts, developed contingency plans, and communicated with employees, suppliers, customers and other third parties about the Year 2000 problem. Due to the successful implementation of this plan, the Company was Year 2000 ready by the end of the second quarter of 1999 and did not experience any significant problems as a result of the Year 2000 issue. As of December 31, 1999 the Company spent approximately $1.1 million to ensure Year 2000 compliance. The Company does not anticipate experiencing any significant problems or incurring any additional costs in the future relating to the Year 2000 problem.

Recent Accounting Pronouncements

In June of 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date of the implementation of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." dealing with the accounting and reporting standards for derivative instruments and hedging activities, to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is still in the process of assessing the impact of SFAS No. 133 on its financial statements.

In December of 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company's revenue recognition policy is in compliance with the provisions of SAB 101 and that the adoption of SAB 101 will have no material effect on the financial position or results of operations of the Company.

Certain Factors

The Company has in the past, and may in the future, make forward looking statements. These statements might be expressed by using words such as "estimates," "assumes," "expects," "anticipates" and "are subject to risks and uncertainties that could cause actual results to differ materially from those predicted." Such risks and uncertainties include, but are not limited to, the following:

Technological Change and Competition

The markets for the Company's products and technologies are characterized by rapidly changing technology, frequent new product introductions, and declining average selling prices over product life cycles. The Company's future success is highly dependent upon the timely completion and introduction of new products and technologies at competitive prices and performance levels, and upon having those products selected for design into products of leading manufacturers. In addition, the Company must respond to competitors in the Company's markets. If the Company is not able to make timely introduction of new products and technologies, or to respond effectively to competition, its business and operating results could be adversely affected.

Variable Demand

The semiconductor industry has historically been highly cyclical and has been subject to significant downturns characterized by diminished product demand. Reduced demand for the Company's products or capacity could have an adverse effect on the Company's business and operating results.

In order to secure additional manufacturing capacity, the Company signed an agreement with Fraunhofer Gesellschaft ("FHG"), Germany for the use of its wafer fab in Northern Germany until December 31, 2007. Under this agreement, the Company is committed to pay for operating costs, at FHG's manufacturing location in Itzehoe, Germany, regardless of the extent of actual manufacturing output through the expiration of the agreement. In 1999, operating expenses at this location to which the Company would have been responsible for under the agreement were approximately $25.0 million.

Political and Economic Considerations

In recent years, a large and increasing portion of the Company's net sales, operating profits, manufacturing production, and growth have come from its international operations. As a result, the Company's business activities and its results could be significantly affected by the policies of foreign governments and prevailing political, social, and economic conditions.

Dependence on Key Suppliers

The Company uses numerous suppliers to supply raw materials for the manufacture and support of its products. Although the Company makes reasonable efforts to ensure that materials are available from multiple suppliers, this is not always possible. Accordingly, certain key materials are obtained from a single supplier or a limited group of suppliers. These suppliers are, in some cases, thinly capitalized, independent companies that generate significant portions of their business from the Company and/or a small group of other companies in the semiconductor industry. The Company has sought and will continue to seek to minimize the risk of production and service interruptions and/or shortages of key materials by: 1) selecting and qualifying alternative suppliers for key materials; 2) monitoring the financial stability of key suppliers; and 3) maintaining appropriate inventories of key materials. There can be no assurance that the Company's results of operations will not be materially and adversely affected if, in the future, the Company does not receive sufficient materials to meet its requirement in a timely and cost-effective manner.

Intellectual Property Matters

The semiconductor industry is characterized by litigation regarding patent and other intellectual property rights. The Company has on occasion been notified that it may be infringing patent and other intellectual property rights of others. In addition, customers purchasing components from the Company have rights to indemnification under certain circumstances if such components violate the intellectual property rights of others. Although licenses are generally offered in such situations and the Company has successfully resolved these situations in the past, there can be no assurance that the Company will not be subject to future litigation alleging intellectual property rights infringement, or that the Company will be able to obtain licenses on acceptable terms. An unfavorable outcome regarding one of these matters could have an adverse effect on the Company's business and operating results.

Euro Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The Company has not experienced any problems by the introduction and initial implementation of the euro on January 1, 1999. The Company does not expect the costs of any system modifications that might be required due to the introduction of the euro to be material, nor does it expect the introduction and use of the euro to have a material adverse effect on its financial condition or results of operations. The Company will continue to evaluate the impact of the euro introduction.

Interest and Currency Rate Exposure

In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks, including market risks associated with interest rate movements, currency rate movements on non-U.S. dollar denominated assets and liabilities and collectibility of accounts receivable. Due to the short-term nature and insignificant amount of the Company's investment portfolio, an immediate 10 percent increase in interest rates is not expected to have a material effect on the Company's near-term financial condition or results of operations. Forward exchange contracts are purchased to hedge a portion of, but not all, existing firm commitments and foreign currency denominated transactions. Gains and losses on these contracts are recognized in the consolidated financial statements at the time the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange contracts generally offset the related effect on the underlying items being hedged, this financial instrument is not expected to subject the Company to risks that would otherwise result from changes in currency exchange rates. The Company does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses did not have a material effect on the Company's results of operations for fiscal 1999, 1998 or 1997.


Consolidated Financial Statements
Statements of Operations
Siliconix incorporated
Years ended December 31
(In thousands, except per share data)                                 1999           1998           1997

Net sales                                                         $   383,308      $282,346      $ 321,551
Cost of sales                                                         224,979       184,330        194,436
                                                                  ------------     --------      ---------
Gross profit                                                          158,329        98,016        127,115

Operating expenses:
     Research and development                                          16,979        17,110         17,813
     Selling, marketing, and administrative                            48,688        55,451         65,322
     Amortization of goodwill                                             456           343              -
     Restructuring                                                          -        19,751              -
                                                                  ------------     --------     ----------
Operating income                                                       92,206         5,361         43,980
Interest expense                                                          769         2,795          2,383
Other expense                                                             646         1,658             78
                                                                  ------------     --------     ----------
Income before income taxes and minority interest                       90,791           908         41,519
Income taxes                                                           24,453             -          8,507
Minority interest in income of consolidated subsidiary                    221           170              -
                                                                  ------------     --------     ----------
                                                                  $    66,117      $    738     $   33,012
                                                                  ============     ========     ==========
Net income per share (basic and diluted)                          $      2.21      $   0.02     $     1.10

Shares used to compute basic and diluted earnings per share            29,879        29,879         29,879

See accompanying Notes to Consolidated Financial Statements

Balance Sheets
Siliconix incorporated
As of December 31
(In thousands, except share data)                       1999           1998

Assets
Current assets:
     Cash and cash equivalents                        $  26,876     $  37,694
     Note receivable from affiliate                      31,000             -
     Accounts receivable, less allowances of
       $18,370 in 1999 and $14,391 in 1998               49,631        35,559
     Accounts receivable from affiliates                 16,128         9,917
     Inventories                                         48,339        49,421
     Other current assets                                 6,023         8,867
     Deferred income taxes                               10,286        15,182
                                                      ---------    ----------
          Total current assets                          188,283       156,640
                                                      ---------    ----------
Property, plant, and equipment, at cost:
     Land                                                 1,715        1,576
     Buildings and improvements                          48,027       47,962
     Machinery and equipment                            284,496      266,525
                                                      ---------    ---------
                                                        334,238      316,063
     Less accumulated depreciation                      184,812      165,677
                                                      ---------    ---------
          Net property, plant, and equipment            149,426      150,386

Goodwill                                                  8,361        8,820

Other assets                                                608        1,413
                                                      ---------    ---------
Total assets                                          $ 346,678     $317,259
                                                      =========     ========
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                 $  27,524     $ 23,947
     Accounts payable to affiliates                      26,244       29,192
     Accrued payroll and related compensation             9,998       11,694
     Accrued restructuring charge                         2,746        5,352
     Other accrued liabilities                           47,442       32,803
                                                      ---------     --------
          Total current liabilities                     113,954      102,988
                                                      ---------     --------
Long-term related party debt                                  -       50,570
Long-term debt, less current portion                      1,700        1,221
Deferred income taxes                                    11,399        9,170
Minority interest                                         3,324        3,170
                                                      ---------     --------
     Total liabilities                                  130,377      167,119
                                                      ---------     --------
Commitment and contingencies
Stockholders' equity
     Common stock, par value $0.01; 100,000,000 shares
     authorized; 29,879,040 shares issued and
     outstanding in 1999 and 1998                           299          299
     Additional paid-in-capital                          59,354       59,337
     Retained earnings                                  157,402       91,285
     Accumulated other comprehensive  loss                 (754)        (781)
                                                      ---------     --------
          Total stockholders' equity                    216,301      150,140
                                                      ---------     --------
Total liabilities and stockholders' equity            $ 346,678     $317,259
                                                      =========     ========

See accompanying Notes to Consolidated Financial Statements


Statements of Stockholders' Equity
                                                                                                    Accumulated
Siliconix incorporated                                                   Additional                     Other          Total
Years ended December 31                        Common Stock at Par         Paid-in-   Retained     Comprehensive  Stockholders'
(In thousands)                                   Shares      Amount        Capital    Earnings      Income(Loss)       Equity

Balances at December 31, 1996                     29,879    $  299    $     59,241   $    57,535   $     (457)   $   116,618

Proceeds from sale of restricted common stock          -         -              42             -            -             42
Net income                                             -         -               -        33,012            -         33,012
Currency translation adjustments                       -         -               -             -         (122)          (122)
                                                                                                                 -----------
Comprehensive income                                                                                                  32,890
                                               ---------- ---------    ----------    ----------    ---------     ----------
Balances at December 31, 1997                     29,879       299          59,283        90,547         (579)       149,550
Proceeds from sale of restricted common stock          -         -              54             -            -             54
Net income                                             -         -               -           738            -            738
Currency translation adjustments                       -         -               -             -         (202)          (202)
                                                                                                                 -----------
Comprehensive income                                                                                                     536
                                               ---------- ---------     ----------    ----------    ---------    -----------
Balances at December 31, 1998                     29,879       299          59,337        91,285         (781)       150,140
Proceeds from sale of restricted common  stock         -         -              17             -            -             17
Net income                                             -         -               -        66,117            -         66,117
Currency translation adjustments                       -         -               -             -           27             27
                                                                                                                 -----------
Comprehensive income                                                                                                  66,144
                                               ---------- ---------    ----------    -----------   ----------     ----------
Balances at December 31, 1999                     29,879  $    299    $     59,354   $   157,402   $     (754)   $   216,301
                                               ========== =========    ==========    ===========   ==========     ==========


See accompanying Notes to Consolidated Financial Statements

Statements of Cash Flows
Siliconix incorporated
Years ended December 31
 (In thousands)                                                                          1999             1998              1997

Cash flows from operating activities:
Net income                                                                     $       66,117    $         738     $      33,012
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                     32,312           27,379            23,437
     Deferred income taxes                                                              7,125           (3,431)            1,585
     Payment of pension benefits                                                          (33)             (84)           (1,467)
     Restructuring                                                                     (2,429)          11,099                 -
     Undistributed earnings from joint venture                                              -             (970)           (3,542)
     Other non-cash expenses                                                              642              750               706
     Changes in operating assets and liabilities:
          Accounts receivable                                                         (14,072)          22,586           (14,972)
          Accounts receivable from affiliates                                          (6,211)          (1,676)            6,555
          Inventories                                                                   1,082           (5,732)          (12,192)
          Other current assets                                                          3,286             (909)           (1,497)
          Accounts payable                                                              3,577           (7,799)            5,123
          Accounts payable to affiliates                                               (9,100)          17,865               219
          Accrued liabilities                                                          13,097           (3,565)            3,762
                                                                                  ------------     ------------     -------------
Net cash provided by operating activities                                              95,393           56,251            40,729
                                                                                  ------------     ------------     -------------
Cash flows from investing activities:
     Purchase of property, plant, and equipment                                       (33,835)         (35,593)          (40,244)
     Sale of Asia subsidiaries                                                          6,152                -                 -
     Cash acquired from purchase of business                                                -              977                 -
     Proceeds from sale of property, plant, and equipment                               2,995              381               347
     (Purchase) sale of other assets                                                        -              111            (4,982)
     Short-term investment with affiliate                                             (31,000)           8,586             3,550
                                                                                  ------------     ------------     -------------
Net cash used in investing activities                                                 (55,688)         (25,538)          (41,329)
                                                                                  ------------     ------------     -------------
Cash flows from financing activities:
     Repayment of long-term debt                                                      (50,570)          (3,117)                -
     Repayment of short-term debt                                                           -                -            (1,041)
     Proceeds from sale of restricted common stock                                         17               54                42
                                                                                  ------------     ------------     -------------
Net cash used in financing activities                                                 (50,553)          (3,063)             (999)
                                                                                  ------------     ------------     -------------
Effect of exchange rate changes on cash and cash equivalents                               30             (205)             (353)
                                                                                  ------------     ------------     -------------
Net increase (decrease) in cash and cash equivalents                                  (10,818)          27,445            (1,952)
Cash and cash equivalents:
Beginning of year                                                                      37,694           10,249            12,201
                                                                                  ------------     ------------     -------------
End of year                                                                    $       26,876    $      37,694     $      10,249
                                                                                  ============     ============     =============
Supplemental disclosure of cash flow information:
Interest paid                                                                  $        1,555    $       3,370     $       2,263
Income taxes paid                                                              $        3,559    $       3,218     $       3,893
Noncash financing activity:
Acquisition of 40% interest in Simconix for long-term debt to related party    $            -    $      16,000     $           -

See accompanying Notes to Consolidated Financial Statements


Notes to Consolidated Financial Statements


Note 1 - Organization and Significant Accounting Policies

Organization   Siliconix incorporated (the "Company") was founded in 1962 and subsequently reincorporated on March 5, 1987 in Delaware. Vishay
Intertechnology, Inc. of Malvern, Pennsylvania ("Vishay") is the record holder of 80.4% of the Company's outstanding common stock as of December 31, 1999.

Consolidation   The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition The Company records sales to original equipment manufacturers and distributors at the time of shipment. The Company's distributors have limited rights of return. The Company records allowances against revenue for estimated product returns and discounts at the time of shipment.

Cash and Cash Equivalents   Cash equivalents consist of short-term financial
instruments which are readily convertible to cash and have original maturities of three months or less.

Note Receivable from Affiliate   At December 31, 1999, the Company had a related
party note receivable from Vishay.

Inventories     Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual cost); market is based upon estimated net realizable value. The valuation of inventory at the lower of cost or market requires the use of estimates as to the amounts of current inventory that will be sold. These estimates are dependent on the Company's assessment of current and expected orders from its customers.

Property, Plant, and Equipment   Property, plant, and equipment are stated at
cost. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the respective assets. The estimated lives used are 10 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment. The Company evaluates the appropriateness of the carrying amount of property, plant and equipment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

Goodwill and Other Intangibles   Goodwill and Other Intangibles are amortized
on a straight-line basis over periods estimated to be benefited. The Company continually reviews the recoverability of the carrying value of these assets using the methodology prescribed in SFAS No. 121 "Accounting for the Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable.

Financial Instruments and Credit Risk   Due to the short maturities and/or the
variable interest rates of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, debt obligations, accounts payable, and accrued liabilities, the carrying amounts approximate the fair value of the instruments. The Company's financial instruments that are subject to concentrations of credit risk consist primarily of trade receivables. The credit risk related to the Company's trade receivables is mitigated by the Company's ongoing credit evaluations of its customers' financial condition, reasonably short collection terms, and the geographical dispersion of sales transactions. The Company generally does not require any collateral from its domestic customers although letters of credit are used frequently throughout Asia. Bad debt expense has not been significant over the past three years. A material portion of the Company's revenues in 1999, 1998, and 1997 were derived from the worldwide communication and computer markets. These markets have historically been somewhat volatile, as demand for the end products in these markets has varied widely from time to time. If demand for these end products should decrease significantly, the producers thereof could reduce their purchase of the Company's products which in turn could have a materially adverse effect on the Company's consolidated financial position and results of operations.

Derivative Financial Instruments The Company uses financial instruments such as forward exchange contracts to hedge a portion, but not all, of its firm commitments denominated in foreign currencies. The purpose of the Company's foreign currency management is to minimize the effect of exchange rate changes on actual cash flows from foreign currency denominated transactions. Foreign currency forward exchange contracts designated and effective as hedges of firm commitments are treated as hedges for accounting purposes. Gains and losses on forward exchange contracts are deferred and recognized when the transactions being hedged are recognized.

Income Taxes    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. On March 2, 1998, as a result of the acquisition by Vishay, the Company separated from the Daimler-Benz North America, Inc. consolidated group of companies for U.S. tax filing purposes. Thus, the Daimler-Benz Tax Sharing Agreement was terminated and replaced by the Vishay Tax Sharing Agreement. Under the Vishay Tax Sharing Agreement, the Company continues to compute its income taxes on a separate company basis. For the period ended December 31, 1999, the Company is included in the consolidated federal and certain state tax returns of the Vishay affiliated group. In accordance with the Vishay Tax Sharing Agreement, federal and state taxes are determined as if the Company were associated only with its wholly owned subsidiaries, taking into account all tax credits and all carryback and carryforward items. For purposes of these consolidated financial statements, federal, state, and foreign income taxes have been computed as if the Company's tax provision and related liability had been calculated on a separate return basis (see Note 5 of Notes to Consolidated Financial Statements).

Net Income per Share    In 1997, the Company adopted SFAS No. 128, "Earnings Per
Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. Due to the Company's simple capital structure, basic and diluted EPS are the same.

Foreign Currency Translation   The financial statements for certain of the
Company's foreign subsidiaries are measured using the local currency as the functional currency. Foreign assets and liabilities in the consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date. Revenues and expenses are translated at the average exchange rate for the year. Translation adjustments do not impact the results of operations and are reported as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the results of operations.

Use of Estimates   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Reclassifications    Certain reclassifications were made to the 1998 and 1997
balances to conform with the 1999 presentation.

Accounting Pronouncements    In June of 1999, the Financial Accounting Standards
Board (FASB) issued Statement of Financial Accounting Standards No. 137 (SFAS
137), "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date of the implementation of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," dealing with the accounting and reporting standards for derivative instruments and hedging activities, to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is still in the process of assessing the impact of SFAS No. 133 on its financial statements.

In December of 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company's revenue recognition policy is in compliance with the provisions of SAB 101 and that the adoption of SAB 101 will have no material effect on the financial position or results of operations of the Company.

Commitments and Contingencies Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs for a specific clean-up site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable generally based upon information derived from the remediation plan for that site. Recoveries from third parties that are probable of realization and can be reasonably estimated are separately recorded, and are not offset against the related environmental liability.

Note 2 - Related Party Transactions

As of March 2, 1998 the Company became a majority owned subsidiary of Vishay. During 1999, Vishay maintained the same sales structure as under Daimler-Benz. The aim of the Vishay sales structure is to unify the activities of the member companies to provide efficiencies by eliminating the duplications of many functions and to bring greater value to end customers by allowing them to deal with one entity for their semiconductor purchasing needs. In order to achieve these goals, the following sales companies were established: TEMIC North America, Vishay Americas Inc., Vishay Asia Pacific and TEMIC Germany. These companies were established to fulfill all sales responsibilities for Vishay within their respective regions. Vishay Americas Inc. started its business on May 1, 1999 replacing TEMIC North America. TEMIC North America is a wholly owned subsidiary of the Company; Vishay Asia Pacific is a division of Vishay Asia Pte. Ltd. ("VAPL"), a wholly owned subsidiary of Siliconix incorporated; Vishay Americas Inc. is a wholly owned subsidiary of Vishay; and TEMIC Germany is a division of Vishay Semiconductors. Vishay Asia Pte. Ltd. ("VAPL") was sold to Vishay Intertechnology Pte Ltd. ("VIAPL"), a wholly owned subsidiary of Vishay, in May of 1999. The sales companies function as agents of the manufacturing companies, namely Siliconix incorporated and all other Vishay entities, through commission arrangements at a fixed percentage of sales. Under these agreements, the sales companies perform all sales functions under their legal names; however, the sales companies function only in an agency role and the ownership of all sales, receivables, inventory, and risk of loss remain with the manufacturing companies.

The Company and these affiliates entered into several significant transactions and agreements, which are disclosed elsewhere in these consolidated financial statements and related notes. In addition, the following are other transactions between the Company and its affiliates during 1999, 1998, and 1997.

Under the Vishay sales structure, 1999 and 1998 commissions received pertaining to the sale of affiliate products in the North America and Asia Pacific regions were $2,866,000 and $10,666,000, respectively. Commissions paid in 1999 and 1998 for the North America and Asia Pacific regions were $9,740,000 and $0, respectively. Under the TEMIC sales structure, commissions received in 1997 were $15,017,000, while commissions paid pertaining to the sale of the Company's products in Europe were $3,078,000, $3,266,000, and $5,472,000, in 1999, 1998, and 1997, respectively. In 1997, the Company also paid $2,497,000 in commissions to affiliates of Daimler Benz for the sale of the Company's products. These commission amounts are included in selling, marketing, and administrative expenses in the accompanying statements of operations.

In May 1999, VAPL entered into a sale and purchase agreement with VIAPL. VAPL transferred the business and benefit of all current contracts and engagements of VAPL and all other assets and liabilities to VIAPL for the cash sum of $5.8 million. In addition, Siliconix Inc. sold its ownership interest in Vishay Japan KK to VIAPL for cash of $0.4 million. The transaction resulted in no gain or loss to the Company and had no impact on operating income. Receivables and payables, which historically have been eliminated in consolidation as intercompany balances, are now reflected as receivables and payables from/to affiliates.

Prior to the acquisition, the Company participated in a cash concentration system established by Daimler-Benz North America ("DBNA"), an affiliated company, whereby cash was pooled and invested on a short-term basis with Daimler-Benz Capital Incorporated ("DBCI"), an affiliate of DBNA, to obtain a higher rate of return. At December 31, 1997, a cash balance of $8,586,000 was invested with DBCI. Interest rates on the investment were based on the one month LIBOR. Interest income earned in 1998 and 1997 totaled $28,000 and $480,000, respectively. The interest income amounts are included in other expense, net in the accompanying statements of operations. The cash concentration system was terminated in March 1998 subsequent to the acquisition of the Company by Vishay.

In 1997, the Company received $1,127,000 from a related party for research and development contracts. This amount was recorded as an offset to research and development expenses in 1997. Significant terms of these agreements included, but were not limited to, project coordination by the Company, project inspection by the related party, and assurance to the related party concerning confidentiality of the technical information. In 1998, the Company paid $847,000 for research and development costs to Daimler-Benz. These amounts are included in research and development expenses in the accompanying statements of operations.

During 1999, a related party in Itzehoe, Germany was engaged to provide subcontract services to the Company. The fee for this service was $24,206,000. In 1998 and 1997, in addition to the related party in Itzehoe, Germany, a subcontractor in the Asia Pacific region was used to provide back-end subcontract services to the Company. Fees for these services were $35,219,000 and $9,020,000, respectively. The company paid operating costs associated with the startup for the Itzehoe facility of $1,540,000 and $9,226,000 for 1998 and 1997, respectively. These subcontract fees and operating costs are included in cost of sales in the accompanying statements of operations. The Company is committed to pay for operating costs, regardless of the extent of actual manufacturing output, until December 31, 2007.

The Company entered into certain arrangements with related parties whereby the Company or the related party paid certain selling and administrative expenses on behalf of the other company. These expenses were then billed back to the appropriate party on a periodic basis. During 1999, 1998 and 1997 the Company was reimbursed by related parties for $7,465,000, $7,948,000, and $11,113,000, respectively, for selling and administrative expenses incurred on their behalf. During the same periods, the Company reimbursed related parties $2,782,000, $2,293,000, and $1,636,000, respectively, for selling and administrative expenses incurred by related parties on the Company's behalf. These selling and administrative amounts are included in selling, marketing, and administrative expenses in the accompanying statements of operations. During 1998, a majority of these related party arrangements were terminated in connection with the acquisition. Subsequent to the acquisition, management fee arrangements have been entered into by the Company and related parties to cover occupancy and administrative costs. During 1999, 1998, and 1997, management fees received by the Company were $942,000, $565,000, and $343,000, respectively, and fees paid by the Company were $1,885,000, $1,389,000, and $183,000, respectively.

In 1997, the Company entered into an arrangement whereby the Company paid certain selling, marketing, and administrative expenses for the Discrete Components division and a related party paid these expenses for the Integrated Circuit division. The Company and the related party agreed upon fixed fees for these expenses which where then billed back on a periodic basis. During 1997, the Company received $4,839,000 for selling, marketing, and administrative expenses for the Discrete Components division. During the same period, the Company paid $1,130,000 to a related party for selling, marketing, and administrative expenses for the Integrated Circuit division. These amounts are included in selling, marketing, and administrative expenses in the accompanying statements of operations. Subsequent to the acquisition, the Company no longer has segregated divisions for discrete components and integrated circuits.

Product sales to unconsolidated affiliates were $464,000, $1,369,000, and $10,692,000 during 1999, 1998, and 1997, respectively. These amounts are included in net sales in the accompanying statements of operations. Product sales in 1999 and 1998 are significantly lower than in 1997 due to sales to certain Daimler-Benz subsidiaries, which are no longer classified as affiliates after the acquisition.

Long-term debt in 1998 includes two related party promissory notes aggregating $50,570,000 with Vishay (see Note 6 of Notes to Consolidated Financial Statements). The promissory notes were fully repaid in 1999. Interest expense for this debt for 1999 and 1998 was $1,555,000, and $2,425,000, respectively. Until the acquisition, 1998 long-term debt included a note of $34,570,000 with DBCI which was assigned to Vishay as part of the acquisition. Interest expense related to this debt in 1998 with DBCI was $340,000. These amounts are included in interest expense in the accompanying statements of operations.

Note receivable from affiliate includes a related party promissory note for $31,000,000 from Vishay, issued at the end of December 1999. As the note was granted at year-end, the Company did not record interest income for this loan in 1999. This investment, which is callable by Siliconix at any time and bears an interest rate of 6.25%, was made to provide the Company with short-term interest income until the Company's funds are needed in the middle part of the year to fund capital expenditures and other normal operating costs.

Note 3 - Simconix

On April 1, 1998, Vishay acquired a 40% interest in Simconix, a back-end manufacturing facility in Shanghai, China for $16,000,000. This interest was sold to the Company on the same date, in exchange for $16,000,000 of long-term debt at 6.25% interest. The Company already had a 50% interest in Simconix dating from 1993 and had been previously reporting its interest in the Simconix joint venture under the equity method of accounting. The Company recognized $970,000, and $3,542,000 in its consolidated statement of operations as its share of profits for the first three months of 1998, and for 12 months in 1997, respectively. At December 31, 1997 the Company recorded the investment in the joint venture for $10,888,000 in other assets. Due to the acquisition of the additional 40% ownership interest, Simconix is now recorded using the purchase method of accounting, and the operating results of Simconix are included in the consolidated financial statements of Siliconix incorporated beginning April 1, 1998. At the time of the purchase, the Company recorded property, plant, and equipment of approximately $15,522,000, and net other assets and liabilities of approximately $7,031,000. The Company also recorded goodwill of $9,163,000 as part of the step acquisition. The goodwill is being amortized on a straight-line basis over 20 years. The 10% minority interest is contractually fixed at $3,000,000 with a fixed return on the investment based on the agreement signed between Vishay and the previous owner.

Note 4 - Inventories

Inventories consisted of the following:

  December 31
(In thousands)                       1999           1998

Finished goods                    $   8,976      $  10,627
Work-in-process                      34,015         32,348
Raw materials                         5,348          6,446
                                   --------      ---------
                                  $  48,339      $  49,421
                                   ========      =========

Note 5 - Income Taxes

Earnings before income taxes from foreign operations for the years ended December 31, 1999, 1998, and 1997 consisted of $46,289,000, $16,316,000 and
$12,926,000, respectively. Income taxes for the years ended December 31, 1999, 1998, and 1997 consisted of the following:

Years ended December 31
(In thousands)                                                   1999              1998              1997

Current:
     Federal                                          $        17,074  $          2,021  $          5,276
     State and local                                              100                 -               152
     Foreign                                                      154             1,410             1,494
                                                         -------------     -------------    --------------
                                                               17,328             3,431             6,922
                                                         -------------     -------------    --------------
Deferred:
     Federal                                                    6,712           (3,263)             4,272
     State and local                                              229                 -            (1,219)
     Foreign                                                      184             (168)            (1,468)
                                                         -------------     -------------    --------------
                                                                7,125           (3,431)             1,585
                                                         -------------     -------------    --------------
                                                      $        24,453  $             -   $          8,507
                                                         =============     =============    ==============

Income tax expense differs from the amounts computed by applying the federal income tax rate to pretax income as a result of the following:

Years ended December 31
(In thousands)                                              1999              1998             1997

Computed "expected " tax expense                      $        31,700  $         318     $         14,532
Change in  valuation allowance                                      -          1,608               (3,780)
Foreign income taxable at different tax rate                   (6,554)        (1,789)              (1,138)
Income tax benefit attributable to foreign sales
  corporation                                                    (662)             -                 (720)
State taxes, net of federal benefit                               214              -                 (693)
Business tax credits                                             (361)          (217)                   -
Other                                                             116             80                  306
                                                        -------------  -------------    -----------------
                                                      $        24,453  $           -    $           8,507
                                                      ===============  =============    =================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

Years ended December 31
(In thousands)                                             1999        1998
Deferred tax assets:
     Accrued expenses and reserves                      $  10,870    $    9,295
     Net operating loss carryforwards                           -         7,057
     Tax credit carryforwards                               6,740         8,535
                                                        ---------    ----------
          Total gross deferred tax assets                  17,610        24,887
          Less valuation allowance                         (1,950)       (2,275)
                                                        ---------    ----------
          Net deferred tax assets                          15,660        22,612
Deferred tax liabilities:
     Plant and equipment, principally due to
     differences in depreciation                          (14,098)      (13,884)
     Investment in joint venture                           (2,675)       (2,716)
                                                        ---------    ----------
     Total gross deferred tax liabilities                 (16,773)      (16,600)
                                                        ---------    ----------
     Net deferred tax asset (Liability)                 $  (1,113)    $   6,012
                                                        =========     =========

At December 31, 1999, the Company had the following carryforwards for tax purposes:

(In thousands)                                                          Expires

Credits:
     California investment credit              $        4,700         2005-2007
     California research credit                $          900     No Expiration
     Alternative minimum tax credits           $        3,100     No Expiration


Utilization of the tax credit carryforwards incurred prior to March 2, 1998 may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Service Code of 1986 as amended and similar state provisions. The annual limitation may result in the expiration of the tax credit carryforwards before full utilization.

The Company has not provided for U.S. federal and state income taxes on $114.1 million of non-U.S. subsidiaries' undistributed earnings as of December 31, 1999, because such earnings are intended to be reinvested outside the United States indefinitely.

The Company's U.S. income tax returns for the years ended 1996 through 1998 are presently under examination by the Internal Revenue Service. Management believes that any potential tax assessment plus related interest and penalty, if any, have been sufficiently provided for in the financial statements.

Note 6 - Debt Obligations

The Company's debt obligations were as follows:

December 31
(In thousands)                                  1999            1998

Related party borrowings                    $        -      $   50,570
Unfunded retirement costs                        1,700           1,221
                                            ----------      -----------
Total debt                                       1,700          51,791
                                            ----------      ----------
Less current portion                                 -               -

Total long-term borrowings                 $     1,700      $   51,791
                                           ===========       ==========

At December 31, 1999, the Company had no related party borrowings. Two notes in the amount of $16,000,000 and $34,570,000 were paid in full during 1999.

In May 1998, the Company entered into a two-year revolving credit facility with Vishay providing for borrowings of up to $35,000,000 at Vishay's borrowing rate (6.25% at December 31, 1999). At December 31, 1999, the Company had no outstanding borrowings on this credit facility.

Note 7 - Geographic and Industry Segment Reporting

The Company is engaged primarily in the designing, marketing, and manufacturing of power and analog semiconductor products. The Company is organized in three operating segments, which due to their inter-dependencies, similar long-term economic characteristics, shared production processes and distribution channels have been aggregated into one reportable operating segment. A Japanese distributor accounted for 10% of net sales in 1999 and 1997. No one customer accounted for 10% or more of net sales in 1998. At December 31, 1999 and 1997, accounts receivable from this distributor was $5,353,000 and $3,999,000, respectively.

The Company maintains subsidiaries in the Netherlands, United Kingdom, China, and Taiwan. The Company has manufacturing operations in the United States, Taiwan, China and through subcontractors in Germany and various countries throughout Asia.

Information about the Company's operations by geographic area is shown in the following table:

Years ended December 31
(In thousands).                                                           1999                 1998                 1997

Sales to external customers:
     North America                                          $           98,042    $          78,065    $         113,858
     Europe                                                             78,350               72,168               90,480
     Japan                                                              40,007               19,700               33,359
     Taiwan                                                             61,983               29,530               19,448
     Singapore                                                          38,322               36,425               34,473
     Asia Pacific (excluding Japan, Taiwan and Singapore)               63,632               45,012               29,901
     All other                                                           2,972                1,446                   32
                                                               ----------------      ---------------      ---------------
                                                            $          383,308    $         282,346    $         321,551
                                                               ================      ===============      ===============
Long-Lived Assets at December 31
     United States                                          $          115,440    $         117,102    $         122,820
     All other geographic regions                                       64,698               65,684               19,518
                                                               ----------------      ---------------      ---------------
                                                            $          180,138    $         182,786    $         142,338
                                                               ================      ===============      ===============

Note 8 - Leases and Commitments

At December 31, 1999, the future minimum commitments for all non-cancelable operating leases were as follows:

(In thousands)

2000                                                   $       381
2001                                                           130
2002                                                           102
2003                                                            20
2004                                                            20
Thereafter                                                      61
                                                       -----------
Total minimum lease payments                           $       714
                                                       ===========

The Company leases land, office facilities, and equipment under operating leases. Operating lease expenses were $4,219,000, $6,252,000, and $6,488,000 in 1999, 1998, and 1997, respectively.

The Company entered into product license agreements which provide, among other things, that the Company makes royalty payments based on sales of certain products at royalty rates as specified in the agreements. The product license agreements either have a fixed term or terminate upon expiration of the licensors' underlying patents. There is no contractual limit to royalty payments. Royalty expenses under these royalty agreements were $5,000,000, $4,463,000, and $6,600,000, in 1999, 1998, and 1997, respectively. Included in accrued liabilities are royalties payable of $2,855,000 and $2,052,000 at December 31, 1999, and 1998, respectively.

Note 9 - Employee Benefit Plans

The profit sharing element of the Siliconix incorporated Retirement Plan Trust (the "Plan") provides for annual contributions by the Company of up to 10% of consolidated income before taxes (as defined). Vesting in the profit sharing element of the Plan occurs ratably over a five-year period. Upon employee termination, non-vested contributions are forfeited and reduce the Company's current and/or future contributions to the Plan. The Company's contributions under the plan were $5,982,000, $845,000, and $3,330,000, in 1999, 1998, and
1997, respectively. The tax deferred savings element of the Plan allows eligible employees to contribute up to 15% of their compensation. The Company matches a portion of each participating employee's contribution. The Company's matching contributions were $1,188,000, $1,064,000, and $1,277,000, in 1999, 1998, and
1997, respectively.

The Company's U.S. defined benefit pension plan was terminated in 1998. The Company's subsidiary in Taiwan has a defined benefit pension plan that covers substantially all of its employees.

The Reconciliation of the Company's Benefit Obligation

                                                                              1999              1998

Benefit obligation at beginning of the year                            $            3,571  $          3,370
   Service Cost                                                                       517               207
   Interest cost                                                                      232               237
   Actuarial gain                                                                     524                91
   Benefit paid                                                                      (327)              (84)
   Change in exchange rate                                                           (206)             (250)
                                                                            --------------    --------------
   Benefit obligation at the end of year                               $            4,311  $          3,571
                                                                            --------------    --------------

                                                                                    1999               1998
Change in plan assets:
   Fair value of plan assets at beginning of the year                  $             700   $            765
   Actual return on plan assets                                                       42                 59
   Employer contributions                                                            311                275
   Benefits paid                                                                    (326)              (415)
   Actuarial gain                                                                     --                  6
   Change in exchange rate                                                            79                 10
                                                                            -------------     --------------
   Fair value of plan assets at the end of the year                    $             806   $            700
                                                                            ============      =============

The following table sets forth the funded status and amounts of the defined benefit pension plans recognized in the Company's balance sheets:

December 31
(In thousands)                                                                1999              1998

Actuarial present value of benefit obligations:
   Vested benefits obligation                                          $          (136)  $           (48)
   Accumulated benefit obligation                                               (2,335)           (1,741)
   Projected benefit obligation ("PBO")                                $        (4,311)  $        (3,571)
   Plan assets at fair value                                                       806               700

   Plan assets less PBO                                                         (3,505)           (2,558)
   Unrecognized net loss                                                         1,492             1,309

Unrecognized net transition asset at:

 January 1, 1989, recognized over 15 years                                          313              342

   Accrued pension cost                                                $         (1,700)  $         (908)


Plan assets consist primarily of guaranteed insurance contracts and managed trusts. Net pension cost included the following components:

Years ended December 31
(In thousands)                                                                   1999              1998              1997

Service cost benefits earned during the year                           $          517   $           207  $            187
Interest cost on PBO                                                              232               237               168
Actual return on plan assets                                                      (42)              (59)              (46)
Net amortization and deferral                                                      87               103                27
                                                                          ------------     -------------    --------------
Net pension expense                                                    $          794   $           488  $            336
                                                                          ------------     -------------    --------------

Assumptions used were:
     Discount rates                                                              6.5%                7%                7%
     Rates of increase in compensation levels                                    4.5%                5%                5%
     Expected long-term rate of return on assets                                 6.5%                7%                7%

Note 10 - Employee Stock Plan

From 1973 through the fourth quarter of 1990, the Company's Board of Directors authorized the sale of restricted common stock to certain key employees and directors for initial payments below market values. Vested shares are subject to the Company's lifetime right of first refusal to purchase the shares. In the event the Company declines to purchase the shares, a fixed amount of $1.02 (the "delta") determined by the Company's plan of reorganization is paid to the Company. Fully vested shares outstanding under this plan at a delta of $1.02 per share at December 31, 1999, 1998, and 1997 were 179,577, 196,077, and 249,114, respectively. There were no shares issued under this plan during 1999, 1998, and 1997. Vested shares sold by employees during 1999, 1998, and 1997 were 16,500, 53,037, and 41,721, respectively, resulting in payments of $16,830, $54,098, and $42,555, respectively, to the Company which are included in additional paid-in-capital. During 1999, 1998, and 1997, no vested shares were sold to the Company.

Note 11 - Contingencies


In 1996, the Company was a party to two environmental proceedings. The first involved property that the Company vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to the Company and the current owner of the property. The Order alleged that the Company contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. The Company subsequently reached a settlement of this matter with the current owner of the property. The settlement provided that the current owner will indemnify the Company and its employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which the Company remains nominally subject.

The second proceeding involves the Company's Santa Clara, California facility, which the Company has owned and occupied since 1969. In February 1989, the RWQCB issued Cleanup and Abatement Order No. 89-27 to the Company. The Order was based on the discovery of contamination of both the soil and the groundwater on the property by certain chemical solvents. The Order called for the Company to specify and implement interim remedial actions and to evaluate final remedial alternatives. The RWQCB issued a subsequent order requiring the Company to complete the decontamination. The Company is complying with the RWQCB's orders.

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

Note 12 - Restructuring Charge


The Company incurred a pre-tax restructuring charge of $19.8 million relating to the acquisition on March 2, 1998 of the 80.4% interest in the Company by Vishay. In February of 1998, the company began an across-the-board assessment of its cost structure. In connection with this assessment and in response to the downturn of the semiconductor market experienced in 1998, actions were taken to streamline operations and leverage synergies with the parent company, a restructuring charge of $19.8 million was recorded. Of the total, approximately $12.6 million related to employee termination costs covering seven key executives and 72 technical, production, and administrative employees. The remaining $7.2 million restructuring charge relates to the closure of a manufacturing facility, termination of certain distributors, write down of certain assets and other expenses. At December 31, 1999, 78 employees had been terminated and the Company charged $17.1 million in costs, of which $10.8 million were paid and $6.3 million were written off. At December 31, 1999, a restructuring charge of $2.7 million remained accrued, primarily relating to ongoing scheduled severance payments and pending contract cancellations being executed under the restructuring plan. The Company anticipates that it will complete its restructuring by the end of 2000.

Note 13 - Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS"), "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income. Prior to adoption, unrealized gains or losses related to foreign currency translation adjustments were reported as a separate component of stockholders' equity.

The following are the components of comprehensive income (in thousands):

                                            1999           1998          1997

Net income                               $  66,117     $    738    $    33,012
Foreign currency translation adjustment         27         (202)          (122)

Comprehensive income                        66,144          536         32,890

The component of accumulated other comprehensive loss is as follows:

Foreign currency translation adjustment  $    (754)    $   (781)   $      (579)

Note 14 - Foreign Currency Forward Exchange Contracts

In September of 1999, the Company entered into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and balance sheet positions. Foreign currency forward exchange contracts designated and effective as hedges of firm commitments are treated as hedges for accounting purposes. Gains and losses related to qualified accounting hedges of firm commitments are deferred and recognized in income when the hedged transaction occurs. At December 31, 1999, the notional amount of outstanding foreign currency forward exchange contracts was $6,438,000. All of the total outstanding contracts at December 31, 1999 were to hedge yen denominated commitments for product sales from customers in Japan.

Note 15 - Subsequent Events

In February 2000, the Company's stockholders approved an increase in authorized shares of Common Stock from 10,000,000 shares to 100,000,000 shares. In addition, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to effect a three-for-one stock split of the Company's outstanding common stock. All share and per share information have been restated, as appropriate, to reflect the split.

Siliconix incorporated common stock is traded on the NASDAQ Stock Market under the symbol SILI. Presented below are the highest and lowest "last trade" stock prices for the indicated quarters. These prices reflect the three-for-one stock split that occurred in February 2000.


                            1999                                           1998
                    High            Low                               High         Low

4th Quarter     $   48 1/3     $   15 1/12     4th Quarter      $   7  11/12     $  4
3rd Quarter         17 3/8         12 1/6      3rd Quarter          9  1/6          4  1/3
2nd Quarter         14 1/6         6  1/6      2nd Quarter          13 13/16        5  2/3
1st Quarter         8  1/12        6  7/12     1st Quarter          15              13 2/3

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders of Siliconix incorporated:

We have audited the accompanying consolidated balance sheets of Siliconix incorporated as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Siliconix incorporated as of December 31, 1999 and 1998, and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



/s/ERNST & YOUNG LLP


San Jose, California
January 20, 2000

Independent Auditors Report

To the Board of Directors:
Siliconix incorporated:

     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Siliconix incorporated for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Siliconix incorporated's operations and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/KPMG LLP


Mountain View, California
January 21, 1998

                                   EXHIBIT 21


                     SUBSIDIARIES OF SILICONIX INCORPORATED

                                  Jurisdiction
                                    of Incorporation                    Percent
         Subsidiary                 or Organization                      Owned
         ----------                 ---------------                      -----

1.   Siliconix Limited               United Kingdom                        100%

2.   Siliconix (Taiwan) Limited      Taiwan                                100%

3.   Siliconix, Ltd. (Taiwan)        Taiwan                                100%

4.   Siliconix Technology C.V.       Netherlands                           100%

5.   Siliconix Technology B.V.       Netherlands                           100%

6.   Siliconix Semiconductor, Inc.   United States (Delaware)              100%

7.   Vishay Siliconix, LLC           United States (Delaware)              100%

8.   Shanghai Simconix Co. Ltd.      People's Republic of China             90%

9.   Siliconix Israel                Israel                                100%