Form 10-Q
period 2000-02-02
SILICONIX INC
filed 2000-05-17
CIK 90283

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q

(Mark One)    [X]

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2000

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

                                  Yes [X]  No__

         Indicate the number of shares outstanding of each of the registrant's classes of common stock:

         Common Stock, $0.01 par value -- 29,879,040 outstanding shares as of May 17, 2000.

                             SILICONIX INCORPORATED

                         TABLE OF CONTENTS TO FORM 10-Q

Part I.       Financial Information                                    Page No.

Item 1        Financial Statements

                Consolidated statements of operations for the
                three months ended April 2, 2000 and April 4, 1999         3

                Consolidated balance sheets as
                of April 2, 2000 and December 31, 1999                     4

                Consolidated statements of cash flows for the
                three months ended April 2, 2000 and April 4, 1999         5

                Notes to consolidated financial statements                 6

Item 2        Management's Discussion and Analysis of
              Financial Condition and Results of Operations                9


Part II.      Other Information

              Signature                                                   13


                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In  thousands, except per share amounts)                                     Three Months Ended
                                                                           April 2,        April 4,
                                                                             2000            1999
                                                                         -----------      -----------
Net sales                                                               $   114,465        $   81,041
Cost of sales                                                                60,881            51,068
                                                                        -----------        ----------
Gross profit                                                                 53,584            29,973

Operating expenses:
Research and development                                                      5,252             4,020
Selling, marketing, and administration                                       13,194            11,558
Goodwill amortization                                                           114               114
                                                                        -----------        ----------
Operating income                                                             35,024            14,281
Interest income (expense)                                                       794              (266)
Other income (expense) - net                                                 (1,028)              (92)
                                                                        -----------        ----------
Income before taxes and minority interest                                    34,790            13,923
Income taxes                                                                  7,988             3,973
Minority interest in income of consolidated subsidiaries                         59               225
                                                                        -----------        ----------
Net income                                                              $    26,743        $    9,725
                                                                        ===========        ==========
Net income per share (basic and diluted)                                $      0.90        $     0.33
                                                                        ===========        ==========
Shares used to compute earnings per share                                    29,879            29,879
                                                                        ===========        ==========


See accompanying Notes to Consolidated Financial Statements.



                             SILICONIX INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands, except share data)                                             April 2,         December 31,
                                                                               2000               1999
                                                                           -------------     --------------
Assets
Current assets:
     Cash and cash equivalents                                             $   38,695         $    26,876
     Note receivable from affiliate                                            37,000              31,000
     Accounts receivable, less allowances                                      62,011              49,631
     Accounts receivable from affiliates                                       30,043              16,128
     Inventories                                                               48,311              48,339
     Other current assets                                                       8,882               6,023
     Deferred income taxes                                                     10,286              10,286
                                                                           ----------         -----------
          Total current assets                                                235,228             188,283
                                                                           ----------         -----------
Property, plant, and equipment, at cost:
     Land                                                                       1,715               1,715
     Buildings and improvements                                                47,738              48,027
     Machinery and equipment                                                  294,614             284,496
                                                                           ----------         -----------
                                                                              344,067             334,238
     Less accumulated depreciation                                            192,941             184,812
                                                                           ----------         -----------

          Net property, plant, and equipment                                  151,126             149,426

Goodwill                                                                        8,247               8,361
Other assets                                                                      520                 608
                                                                           ----------         -----------
Total assets                                                               $  395,121         $   346,678
                                                                           ----------         -----------
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                      $   35,887         $    27,524
     Accounts payable to affiliates                                            45,360              26,244
     Accrued payroll and related compensation                                   7,749               9,998
     Accrued restructuring charge                                               1,643               2,746
     Accrued liabilities                                                       44,943              47,442
                                                                           ----------         -----------
          Total current liabilities                                           135,582             113,954
                                                                           ----------         -----------
Long-term debt, less current portion                                            1,839               1,700
Deferred income taxes                                                          11,399              11,399
Minority interest                                                               3,310               3,324
                                                                           ----------         -----------
     Total liabilities                                                        152,130             130,377
                                                                           ----------         -----------
Commitments and contingencies
Stockholders' equity
     Common stock                                                                 299                 299
     Additional paid-in-capital                                                59,358              59,354
     Retained earnings                                                        184,147             157,402
     Accumulated other comprehensive  loss                                       (813)               (754)
                                                                           ----------         -----------
          Total stockholders' equity                                          242,991             216,301
                                                                           ----------         -----------
Total liabilities and stockholders' equity                                 $  395,121         $   346,678
                                                                           ==========         ===========

See accompanying Notes to Consolidated Financial Statements.


                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                 Three Months Ended
                                                                               April 2,          April 4,
(In thousands)                                                                   2000              1999
                                                                             ------------     -------------
Cash flows from operating activities:
      Net income                                                             $    26,743       $     9,725
Adjustments to reconcile net income to net cash provided in
operating activities:
     Depreciation and amortization                                                 8,275             7,730
     Payment of pension benefits                                                     (40)                -
     Restructuring                                                                (1,103)           (1,792)
     Other non-cash (income) and expenses                                            179                81
     Changes in operating assets and liabilities:
          Accounts receivable                                                    (12,380)           (1,420)
          Accounts receivable from affiliates                                    (13,915)           (3,725)
          Inventories                                                                 28            (3,303)
          Other current assets                                                    (2,803)            1,748
          Accounts payable                                                         8,363            (7,204)
          Accounts payable to affiliates                                          19,116            (2,880)
          Accrued liabilities                                                     (4,760)            2,762
                                                                             -----------       -----------
Net cash provided by operating activities                                         27,703             1,722
                                                                             -----------       -----------
Cash flows from investing activities:
     Purchase of property, plant, and equipment                                   (9,829)           (4,637)
     Short-term investment with affiliate                                         (6,000)                -
     Sale of other assets                                                             -                 20
                                                                             -----------       -----------
Net cash used by investing activities                                            (15,829)           (4,617)
                                                                             -----------       -----------
Cash flows from financing activities:
     Repayment of long-term debt                                                      -            (19,000)
     Proceeds from long-term debt                                                     -                 81
     Proceeds from restricted common stock                                             4                 5
                                                                             -----------       -----------
Net cash used by financing activities                                                  4           (18,914)
                                                                             -----------       -----------
Effect of exchange rate changes on cash and cash equivalents                         (59)               63
                                                                             -----------       -----------

Net increase (decrease) in cash and cash equivalents                              11,819           (21,746)
Cash and cash equivalents:
     Beginning of period                                                          26,876            37,694
                                                                             -----------       -----------
     End of period                                                           $    38,695       $    15,948
                                                                             ===========       ===========

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

         In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for, and as of the end of, the periods indicated therein. These statements should be read in conjunction with the Company's December 31, 1999 consolidated financial statements and notes thereto. The results of operations for the first three months of 2000 are not necessarily indicative of the results to be expected for the full year.

         In February 2000, the Company's stockholders approved an increase in authorized shares of Common Stock from 10,000,000 to 100,000,000. In addition, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to effect a three-for-one stock split of the Company's outstanding Common Stock. All share and per share information have been restated, as appropriate, to reflect the split.

Note 2.           Inventories

         The components of inventory consist of the following:

                                     April 2,            December 31,
                                       2000                 1999
                                   ------------        -------------
                                            (In thousands)

         Finished goods             $  10,643             $  8,976
         Work-in-process               30,456               34,015
         Raw materials                  7,212                5,348
                                    ---------             --------
                                    $  48,311             $ 48,339
                                    ---------             --------


Note 3.           Restructuring Expense

         The Company incurred a pre-tax restructuring charge of $19.8 million relating to the acquisition on March 2, 1998 of an 80.4% interest in the Company by Vishay. In February of 1998, the Company began an across-the-board assessment of its cost structure. In connection with this assessment and in response to the downturn of the semiconductor market experienced in 1998, actions were taken to streamline operations and leverage synergies with the parent company; a restructuring charge of $19.8 million was recorded. Of the total, approximately $12.6 million related to employee termination costs covering seven key executives and 72 technical, production, and administrative employees. The remaining $7.2 million restructuring charge related to the closure of a manufacturing facility, termination of certain distributors, write down of certain assets and other expenses. At April 2, 2000, 79 employees had been terminated and the Company had charged $18.2 million in costs to restructuring, of which $11.9 million represented liabilities settled in cash and $6.3 million represented assets written off. At April 2, 2000, a restructuring charge of $1.6 million remained accrued, primarily relating to ongoing scheduled severance payments and pending contract cancellations being executed under the restructuring plan. The Company anticipates that it will complete its restructuring by the end of 2000.


Note 4.           Contingencies

In 1996, the Company was a party to two environmental proceedings. The first involved property that the Company vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to the Company and the current owner of the property. The Order alleged that the Company contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. The Company subsequently reached a settlement of this matter with the current owner of the property. The settlement provides that the current owner will indemnify the Company and its employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which the Company remains nominally subject.

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


Note 5.           Recently Issued Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137 , "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date of the implementation of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," dealing with the accounting and reporting standards for derivative instruments and hedging activities, to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company continues its process of assessing the impact of SFAS No. 133 on its financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Any changes to the Company's revenue recognition policy resulting from the implementation of

SAB 101 would not involve any restatement of prior periods, but would be reported as a change in accounting principle in the quarter ending July 2, 2000. To the extent that SAB 101 is relevant to the recognition of revenue on the Company's future shipments, the Company would adopt the new accounting principle effective April 3, 2000. Accordingly, any shipments previously reported as revenue that do not meet SAB 101 revenue recognition guidance would be recorded as revenue in future periods. The Company is still in the process of assessing the impact of SAB 101 on its financial statements. However, management believes that while SAB 101 may require a revision of the Company's revenue recognition policies, it will not affect the underlying strength of its business operations as measured by the dollar value of its products shipped and cash flows from operations.


Note 6.               Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income. Prior to adoption, unrealized gains or losses related to foreign currency translation adjustments were reported as a separate component of stockholders' equity.

The following are the components of comprehensive income:

(In thousands)                                            April 2,     April 4,
                                                            2000         1999
                                                          --------    ---------

Net income                                              $  26,743     $  9,725
Foreign currency translation adjustment                       (59)          63

Comprehensive income                                       26,684        9,788
The component of accumulated other comprehensive
loss, is as follows:
Foreign currency translation adjustment                 $    (813)    $   (718)


Note 7.               Segment Reporting

         The Company is engaged primarily in the designing, marketing, and manufacturing of power and analog semiconductor products. The Company is organized into three operating segments, which due to their inter-dependencies, similar long-term economic characteristics, shared production processes and distribution channels have been aggregated into one reportable operating segment under the criteria of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

         Siliconix is a global semiconductor manufacturing company with 1999 worldwide sales of $383.3 million. The Company manufactures power products in a Class-1 six-inch wafer fab in Santa Clara, California and through subcontracted wafer fabrication in Itzehoe, Germany. The Company is also in the process of transferring its power product technology to a subcontractor in Japan in order to leverage the lower manufacturing costs overseas as well as to insure adequate supply of wafers in the future. Analog switches and multiplexer products were fabricated in the Company's four-inch wafer fab in Santa Clara, California. However, as previously announced, the Company closed this facility on December 31, 1999, due to the age of the facility and its lack of cost competitiveness. The manufacturing of wafers for analog switches and multiplexers is now being done by a foundry in Dresden, Germany. Small signal transistors are manufactured by a subcontractor in Beijing, China. Assembly and test facilities include Company owned facilities in Kaoshiung, Taiwan and Shanghai, China, as well as subcontractors in the Philippines, Taiwan, China and Japan. The Company's combination of internal and external manufacturing capacity gives it a global manufacturing presence, allowing the Company to respond quickly to changes in customer demand as well as allowing the Company added flexibility in any given business cycle. The Company will continue to rely heavily on subcontractors in its manufacturing strategy as it allows Siliconix to take advantage of incremental capacity without the burden of a significant increase in the fixed cost infrastructure.

         Vishay Intertechnology Inc. ("Vishay"), a Fortune 1000 Company, owns an 80.4% interest in the Company. Vishay is the largest U.S. and European manufacturer of passive electronic components (resistors, capacitors, and inductors) and a leading producer of discrete semiconductor components (diodes, transistors and optoelectronic products). All of these components are vital to the operation of electronic circuits and can be found in computers, telephones, TVs, automobiles, household appliances, medical equipment, satellites, and military and aerospace equipment. With headquarters in Malvern, Pennsylvania, Vishay employs over 20,000 people in over 60 facilities in the U.S., Mexico, Germany, Austria, the United Kingdom, France, Portugal, the Czech Republic, Israel, Japan, Taiwan (R.O.C.), China, and the Philippines.


Results of Operations

         Revenues for the first quarter of 2000 were a record of $114.5 million, compared with $81.0 million in the first quarter of 1999. The increase of 41% from the first quarter of the prior year was due to strong sales in all geographic regions primarily due to increased demand in the Company's key communication and computer market segments. The North America and Europe regions experienced the greatest revenue increases over the first quarter of the prior year due to increased demand from our regional distributors and especially high demand in the fixed telecommunication market segment.

The Company continued to experience strong demand for its Power MOSFET and Signal Processing products. However, the revenue growth generated by these products was slightly offset by a decline in demand for the Company's Power Integrated Circuit products, due to the cancellation of certain customer programs. The backlog for the second quarter of 2000 remains strong as the Company's focus on and strategic position in the portable communication and computer markets has positioned it well in these fast growing market segments. While the demand for the Company's products remains strong, further revenue growth will be highly dependent upon the ramp up of wafer production at the Company's new Japanese foundry partner as well as customer qualification and acceptance of the products manufactured at this new location.

         Gross profit for the first quarter of 2000 was 47%, compared with 37% in the first quarter of 1999. The increase in margins in the first three months of 2000 over the same period in 1999 was primarily the result of manufacturing efficiencies gained from full utilization of the Company's existing manufacturing capacities, further productivity improvements and further advances in technologies. Cost reduction programs, such as the ongoing conversion of the TrenchFET product line to the Company's proprietary 32 million-cell process, which allowed further migration to the Company's smaller, more profitable products. While the Company is continuing to experience pricing pressure for its products, the level of price decline has slowed down due to strong demand for the Company's higher margin products. Nevertheless, in an effort to preserve the Company's operating results in light of the continued downward pressure on prices, the Company will continue to aggressively implement its cost reduction programs as well as focus its investment in new products, which tend to have higher margins.

         Research and development expenses for the first quarter of 2000 increased to $5.3 million compared with $4.0 million in the first quarter of 1999. The increase in research and development expenses in the first quarter of 2000 over the same quarter of 1999 reflects the Company's continued commitment to the development of new products and technologies and should allow the Company to release a record number of new products during 2000. Research and development expenses as a percentage of net sales for the first quarter of 2000 decreased to 4.6% of net sales compared with 5% of net sales for the same period in 1999, due to the Company's strong sales volume in the first quarter of 2000. The Company believes it is critical to continue to make significant investments in research and development to ensure the availability of innovative technology that meets the current and future requirements of its customers. Accordingly, the Company expects to continue to devote substantial resources to research and development programs.

         Selling, marketing, and administration expenses for the first quarter of 2000 increased to $13.2 million compared with $11.6 million in the first quarter of 1999. The increase in selling, marketing, and administration expenses in the first quarter of 2000 over the same quarter of 1999 was driven primarily by increased selling expenses due to the substantial increase in the Company's revenue, as well as an increased investment in Application Marketing as the Company continued to promote its new products and tried to find new applications. Selling, marketing and administration expenses as a percentage of net sales for the first quarter of 2000 decreased to 12% of net sales compared with 14% of net sales for the same period in 1999 due the Company's strong sales volume in the first quarter of 2000.

         Interest income for the first quarter of 2000 was $0.8 million compared with interest expense of $0.3 million in the first quarter of 1999. The Company repaid all of its outstanding loans as of December 31, 1999 and began investing its excess cash with Vishay, the Company's parent, to provide the Company with short-term interest income on its excess cash balances. The investment with Vishay bears an interest rate of 7.5% and is callable by the Company at any time. This rate compares favorable to other investment vehicles that offer similar terms and conditions.

         Other expense for the first quarter of 2000 increased to $1.0 million compared with $0.1 million in the first quarter of 1999. The increase was mainly due to unrecognized currency losses for the Company's assets denominated in European currencies.

         Income tax expense for the first quarter of 2000 increased by $4.0 million from the same quarter of 1999 due to the increase in earnings before tax.

Liquidity and Capital Resources

         Cash and cash equivalents as of April 2, 2000 increased by $11.8 million from December 31, 1999 due to the Company's strong operating cash flows driven by its increasing revenues. The Company has an available revolving credit facility with Vishay of $35.0 million, which is due to expire in May 2000. The Company anticipates that this revolving credit facility will be renegotiated and extended. As of April 2, 2000, there were no borrowings against this credit facility.

         Net cash provided by operating activities was $27.7 million in the first three months of 2000, compared with $1.7 million in the same period in 1999. Accounts receivable as of April 2, 2000 increased by $12.4 million from December 31, 1999 primarily due to the increase in revenues as well as longer payment terms granted to customers in the Asia Pacific and Europe regions. Net affiliate accounts receivable/payable as of April 2, 2000 increased by $5.2 million from December 31, 1999 mainly due to the timing of cash payments due to unconsolidated affiliates.

         Inventories remained unchanged at $48.3 million at the end of the first quarter of 2000 from December 31, 1999. While overall inventory value remained unchanged, the components of inventory changed significantly from December 31, 1999. Raw materials as of April 2, 2000 increased by $1.9 million from December 31, 1999 as the Company began to increase its purchases of silicon, piece parts and foundry wafers to support higher production requirements and to avoid bottlenecks in its supply chain. Work-in-process as of April 2, 2000 decreased by $3.6 million from December 31, 1999 due to the closure of the Company's 4-inch wafer fab in Santa Clara on December 31,1999 and due to a significant decrease in the Company's die bank as a result of the increased sales volume. The Company made the strategic decision to convert die bank inventory to finished good products in order to maximize backend-manufacturing capacities as a result of the ongoing strong demand for its products. Therefore, finished good inventory as of April 2, 2000 increased by $1.7 million from December 31, 1999.

         Accounts Payable as of April 2, 2000 increased by $8.4 million from December 31, 1999 mainly due to the increased business volume required to support higher revenue levels. Accrued liabilities as of April 2, 2000 decreased by $4.8 million from December 31, 1999 mainly due to the funding in the first quarter of 2000 of the Company's matching contribution and the profit sharing element of the Siliconix incorporated Retirement Plan.

         Net cash used by investing activities was $15.8 million at the end of the first three months of 2000 compared with $4.6 million in the same period in 1999. Capital expenditures increased to $9.8 million in the first quarter of 2000, compared with $4.6 million in the first quarter of 1999, primarily related to plant capacity expansion, new technology, and regulatory compliance. Capital spending in 2000 is expected to substantially exceed the 1999 level as the Company continues its capacity expansion plans and invests significantly in its next generation products and technologies.

         The Company invested an additional $6.0 million in the first quarter of 2000 with Vishay. This investment was made to provide the Company with short-term interest income on its excess cash balances. The investment with Vishay is in the form of a note receivable bearing an interest rate of 7.5% and is callable by the Company at any time. This rate compares favorable to other investment vehicles that offer similar terms and conditions. As of April 2, 2000 the Company had $37.0 million of outstanding notes receivable from Vishay.

Management expects that future cash flows from operations and existing lines of credit with Vishay will be sufficient to meet the Company's normal operating requirements and to fund its research and development and capital expenditure plans.

SAFE HARBOR STATEMENT

         "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical information, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, availability of raw materials and critical manufacturing equipment, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission. These risks could cause actual results to differ materially from those stated or implied. Siliconix incorporated assumes no obligation to update this information.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SILICONIX INCORPORATED



Date: May 17, 2000                             By: /s/ King Owyang
                                                   -----------------------------
                                                   King Owyang
                                                   President and Chief Executive
                                                   Officer



                                               By: /s/ Jens Meyerhoff
                                                  ------------------------------
                                                   Jens Meyerhoff
                                                   Chief Financial Officer