Form 10-Q
period 2000-07-02
SILICONIX INC
filed 2000-08-15
CIK 90283

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2000

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

         Common stock, $0.01 par value -- 29,879,040 outstanding shares as of August 15, 2000.

                             SILICONIX INCORPORATED

                         TABLE OF CONTENTS TO FORM 10-Q


Part I.     Financial Information                                      Page No.
                                                                       --------
Item 1      Financial Statements

              Consolidated statements of operations for the
              three and six months ended July 2, 2000 and
              July 4, 1999                                                 3

              Consolidated balance sheets as
              of July 2, 2000 and December 31, 1999                        4

              Consolidated statements of cash flows for the six
              months ended July 2, 2000 and July 4, 1999                   5

              Notes to consolidated financial statements                   6

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  9


Part II.    Other Information                                              12

            Signature                                                      13


                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In  thousands, except per share amounts)                              Three Months Ended                Six Months Ended
                                                                    July 2,          July 4,         July 2,          July 4,
                                                                     2000             1999            2000             1999
                                                                 -----------      -----------      -----------    ------------

Net sales                                                        $ 120,337        $  90,807        $ 234,802        $ 171,848
Cost of sales                                                       65,571           54,782          126,452          105,849
                                                                 ---------        ---------        ---------        ---------

Gross profit                                                        54,766           36,025          108,350           65,999

Operating expenses:
Research and development                                             5,477            3,987           10,729            8,007
Selling, marketing, and administration                              14,387           12,038           27,581           23,596
Goodwill amortization                                                  115              114              229              228
                                                                 ---------        ---------        ---------        ---------

Operating income                                                    34,787           19,886           69,811           34,168
Interest income (expense)                                            1,183             (294)           1,977           (1,029)
Other income (expense) - net                                           135             (937)            (893)            (711)
                                                                 ---------        ---------        ---------        ---------

Income before taxes and minority interest                           36,105           18,655           70,895           32,428
Income taxes                                                        (8,254)          (5,394)         (16,242)          (9,367)
Minority interest income of consolidated subsidiary                    (59)             (55)            (118)            (129)
                                                                 ---------        ---------        ---------        ---------

Net income                                                       $  27,792        $  13,206        $  54,535        $  22,932
                                                                 =========        =========        =========        =========

Net income per share (basic and diluted)                         $    0.93        $    0.44        $    1.83        $    0.77
                                                                 =========        =========        =========        =========

Shares used to compute earnings per share                           29,879           29,879           29,879           29,879
                                                                 =========        =========        =========        =========

          See accompanying Notes to Consolidated Financial Statements.



                             SILICONIX INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands)                                                     July 2,           December 31,
                                                                    2000                1999
                                                                --------------     ----------------
Assets
Current assets:
     Cash and cash equivalents                               $         61,899   $           26,876
     Note receivable from affiliate                                    37,000               31,000
     Accounts receivable, less allowances                              69,939               49,631
     Accounts receivable from affiliates                               27,236               16,128
     Inventories                                                       51,775               48,339
     Other current assets                                               9,912                6,023
     Deferred income taxes                                             10,286               10,286
                                                                --------------     ----------------

          Total current assets                                        268,047              188,283
                                                                --------------     ----------------
Property, plant, and equipment, at cost:
     Land                                                               1,715                1,715
     Buildings and improvements                                        48,472               48,027
     Machinery and equipment                                          304,731              284,496
                                                                --------------     ----------------

                                                                      354,918              334,238
     Less accumulated depreciation                                    197,847              184,812
                                                                --------------     ----------------

          Net property, plant, and equipment                          157,071              149,426

Goodwill                                                                8,132                8,361
Other assets                                                              649                  608
                                                                --------------     ----------------

Total assets                                                 $        433,899   $          346,678
                                                                --------------     ----------------
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                        $         34,668   $           27,524
     Accounts payable to affiliates                                    41,315               26,244
     Accrued payroll and related compensation                           8,403                9,998
     Accrued restructuring charge                                       1,206                2,746
     Other accrued liabilities                                         60,925               47,442
                                                                --------------     ----------------

          Total current liabilities                                   146,517              113,954
                                                                --------------     ----------------

Long-term debt, less current portion                                    1,879                1,700
Deferred income taxes                                                  11,399               11,399
Minority interest                                                       3,370                3,324
                                                                --------------     ----------------

Total liabilities                                                     163,165              130,377
                                                                --------------     ----------------
Commitments and contingencies
Stockholders' equity
     Common stock                                                         299                  299
     Additional paid-in-capital                                        59,360               59,354
     Retained earnings                                                211,937              157,402
     Accumulated other comprehensive  loss                              (862)                (754)
                                                                --------------     ----------------

          Total stockholders' equity                                  270,734              216,301
                                                                --------------     ----------------

Total liabilities and stockholders' equity                   $        433,899   $          346,678
                                                                ==============     ================

          See accompanying Notes to Consolidated Financial Statements.


                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                              July 2,             July 4,
(In thousands)                                                                 2000                1999
                                                                           --------------     ----------------
Cash flows from operating activities:
      Net income                                                        $         54,535   $           22,932
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization                                                13,446               14,805
     Payment of pension benefits                                                    (126)                   -
     Restructuring                                                                (1,540)              (1,883)
     Other non-cash (income) and expenses                                            305                  234
     Changes in operating assets and liabilities:
          Accounts receivable                                                    (20,308)             (11,841)
          Accounts receivable from affiliates                                    (11,108)             (68,139)
          Inventories                                                             (3,436)              (5,822)
          Other current assets                                                    (4,112)               1,359
          Accounts payable                                                         7,144               (5,463)
          Accounts payable to affiliates                                          15,071               58,897
          Accrued liabilities                                                     11,934                2,946
                                                                           --------------     ----------------

Net cash provided by operating activities                                         61,805                8,025
                                                                           --------------     ----------------
Cash flows from investing activities:
     Purchase of property, plant, and equipment                                  (20,680)             (14,360)
     Sales of Asia subsidiaries                                                        -                6,152
     Short-term investment with affiliate                                         (6,000)                   -
     Sale of other assets                                                              -                  458
                                                                           -------------- --- ----------------

Net cash used by investing activities                                            (26,680)              (7,750)
                                                                           --------------     ----------------
Cash flows from financing activities:
     Repayment of long-term debt                                                       -              (30,000)
     Proceeds from long-term debt                                                      -                  233
     Proceeds from restricted common stock                                             6                   15
                                                                           --------------     ----------------

Net cash used by financing activities                                                  6              (29,752)
                                                                           --------------     ----------------

Effect of exchange rate changes on cash and cash equivalents                        (108)                  (7)
                                                                           --------------     ----------------

Net increase (decrease) in cash and cash equivalents                              35,023              (29,484)
Cash and cash equivalents:
     Beginning of period                                                          26,876               37,694
                                                                           --------------     ----------------

     End of period                                                      $         61,899                8,210
                                                                           ==============     ================

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

         In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for, and as of the end of, the periods indicated therein. These statements should be read in conjunction with the Company's December 31, 1999 consolidated financial statements and notes thereto. The results of operations for the first six months of 2000 are not necessarily indicative of the results to be expected for the full year.

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

Note 2.           Inventories

         The components of inventory consist of the following:

                                       July 2,       December 31,
                                        2000            1999
                                        ----            -----
                                             (In thousands)

         Finished goods             $  13,294          $   8,976
         Work-in-process               30,608             34,015
         Raw materials                  7,873              5,348
                                    ---------          ---------
                                    $  51,775          $  48,339
                                    ---------          ---------


Note 3.           Restructuring Expense

         The Company incurred a pre-tax restructuring charge of $19.8 million relating to the acquisition on March 2, 1998 of an 80.4% interest in the Company by Vishay Intertechnology, Inc. ("Vishay"). In February of 1998, the Company began an across-the-board assessment of its cost structure. In connection with this assessment and in response to the downturn of the semiconductor market experienced in 1998, actions were taken to streamline operations and leverage synergies with the parent company; a restructuring charge of $19.8 million was recorded. Of the total, approximately $12.6 million related to employee termination costs covering seven key executives and 72 technical, production, and administrative employees. The remaining $7.2 million restructuring charge related to the closure of a manufacturing facility, termination of certain distributors, write down of certain assets and other expenses. At July 2, 2000, 79 employees had been terminated and the Company had charged $18.6 million in costs to restructuring, of which $12.3 million represented liabilities settled in cash and $6.3 million represented assets written off. At July 2, 2000, a restructuring charge of $1.2 million remained accrued, primarily relating to ongoing scheduled severance payments and pending contract cancellations being executed under the restructuring plan. The Company anticipates that it will complete its restructuring by the end of 2000.


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

         In management's opinion, based on discussion with legal counsel and other considerations, the ultimate resolution of the above-mentioned matters is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Any changes to the Company's revenue recognition policy resulting from the implementation of SAB 101 would not involve any restatement of prior periods, but would be reported as a change in accounting principle in the quarter ending December 31, 2000. To the extent that SAB 101 is relevant to the recognition of revenue on the Company's future shipments, the Company would adopt the new accounting principle effective January 1, 2001. Accordingly, any shipments previously reported as revenue that do not meet SAB 101 revenue recognition guidance would be recorded as revenue in future periods. The Company is still in the process of assessing the impact of SAB 101 on its financial statements. Management believes that SAB 101 will not affect the underlying strength of the Company's operations as measured by the dollar value of its products shipped and cash flows from operations.

Note 6.               Comprehensive Income

         As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income. Prior to adoption, unrealized gains or losses related to foreign currency translation adjustments were reported as a separate component of stockholders' equity.

The following are the components of comprehensive income:

                                                 Three Months Ended           Six Months Ended
                                               July 2,      July 4,         July 2,       July 4,
                                                2000          1999           2000          2000
                                                ----          ----           ----          ----

Net Income                                   $   27,792    $  13,206      $  54,535    $   22,932

Other comprehensive income (loss):
Foreign currency translation adjustment            (49)         (70)          (108)           (7)
                                              ----------    ---------      ---------    ----------

Total other comprehensive income (loss)            (49)         (70)          (108)           (7)

Comprehensive income                         $   27,743    $  13,136      $  54,427    $   22,925
                                              ==========    =========      =========    ==========


Note 7.               Segment Reporting

         The Company is engaged primarily in designing, marketing, and manufacturing power and analog semiconductor products. The Company is organized into three operating segments, which due to their inter-dependencies, similar long-term economic characteristics, and shared production processes and distribution channels have been aggregated into one reportable operating segment under the criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."


Note 8.           Earnings Per Share

         In accordance with SFAS No. 128, "Earnings per Share," basic earnings per common share are computed using the weighted average common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options when dilutive. Due to the Company's simple capital structure, basic and diluted EPS are the same.

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

         Siliconix is a global semiconductor manufacturing company with 1999 worldwide sales of $383.3 million. The Company manufactures power products in a Class-1 six-inch wafer fab in Santa Clara, California and through subcontracted wafer fabrication in Itzehoe, Germany. The Company is also in the process of transferring its power product technology to a subcontractor in Japan in order to leverage the lower manufacturing costs overseas as well as to insure an adequate supply of wafers in the future. Analog switches and multiplexer products were formerly fabricated in the Company's four-inch wafer fab in Santa Clara, California. However, as previously announced, the Company closed this facility on December 31, 1999, due to the age of the facility and its lack of cost competitiveness. The manufacturing of wafers for analog switches and multiplexers is now being done by a foundry in Dresden, Germany. Small signal transistors are manufactured by a subcontractor in Beijing, China. Assembly and test facilities include Company owned facilities in Kaohsiung, Taiwan and Shanghai, China, as well as subcontractors in the Philippines, Taiwan, and China. The Company's combination of internal and external manufacturing capacity gives it a global manufacturing presence, allowing the Company to respond quickly to changes in customer demand as well as allowing the Company added flexibility in any given business cycle. The Company will continue to rely heavily on subcontractors in its manufacturing strategy as this allows the Company to take advantage of incremental capacity without the burden of a significant increase in the fixed cost infrastructure.

         Vishay Intertechnology, Inc. ("Vishay"), a Fortune 1000 Company, owns an 80.4% interest in the Company. Vishay is the largest U.S. and European manufacturer of passive electronic components (resistors, capacitors, and inductors) and a leading producer of discrete semiconductor components (diodes, transistors and optoelectronic products). All of these components are vital to the operation of electronic circuits and can be found in computers, telephones, TVs, automobiles, household appliances, medical equipment, satellites, military and aerospace equipment. With headquarters in Malvern, Pennsylvania, Vishay employs over 20,000 people in over 60 facilities in the U.S., Mexico, Germany, Austria, the United Kingdom, France, Portugal, the Czech Republic, Israel, Japan, Taiwan (R.O.C.), China, and the Philippines.


Results of Operations

         Revenues for the second quarter of 2000 were a record $120.3 million compared with $90.8 million for the second quarter of 1999. Revenues for the first half of 2000 were $234.8 million compared with $171.8 million for the first half of 1999. The increase of 33% from the second quarter of 1999 was due to strong demand for the Company's products from the communication and computer market segments. The Asia Pacific and Europe regions experienced the greatest revenue increases over the second quarter of the prior year due to increased demand from our regional distributors and especially high demand in the fixed telecommunication market segment. The Company continued to experience strong demand for its Power MOSFET and Signal Processing products. However, the revenue growth generated by these products was offset by a decline in demand for the Company's Power Integrated Circuit products, due to the cancellation of certain customer programs. The backlog for the third quarter of 2000 remains strong as the Company's focus on and strategic position in the portable communication and computer markets has positioned it well in these fast growing market segments. While the demand for the Company's products remains strong, further revenue growth will be highly dependent upon the ramp up of wafer production at the Company's new Japanese foundry partner as well as customer qualification and acceptance of the products manufactured at this new location.

         Gross profit for the first half of 2000 was 46% compared to 38% in the first half of 1999. Gross profit for the second quarter of 2000 was 46%, compared to 40% in the second quarter of 1999. The increase in margins was mainly due to economies of scale in manufacturing operations and further productivity improvements, as well as further advances in technologies. The Company's manufacturing capacities were at full utilization at the end of the second quarter of 2000. Management expects continued pricing pressure throughout the second half of 2000; however, the level of price decline experienced is expected to be slower than in previous years due to strong demand for the Company's products as well as capacity constraints currently facing the Company. In an effort to preserve the Company's operating results, the Company will continue to aggressively implement its cost reductions programs as well as focus its investments in new products, which tend to have higher margins.

         Research and development expenses increased to $10.7 million or 4.6% of sales in the first half of 2000 from $8.0 million or $4.7% of sales in the first half of 1999. The increase in research and development expenses reflected the Company's continued commitment to the development of new products and technologies and should allow the Company to release a record number of new products during 2000. For the second quarter of 2000, research and development expenses were $5.5 million compared to $4.0 million for the same quarter of 1999. The Company believes it is critical to continue to make significant investments in research and development to ensure the availability of innovative technology that meets the current and future requirements of the Company's customers. Accordingly, the Company expects to continue to devote substantial resources to research and development programs.

         Selling, marketing, and administration expenses increased to $27.6 million in the first half of 2000 compared with $23.6 million in the first half of 1999. The increase was primarily due to increased sales and marketing spending, consistent with higher revenues and increased new product introductions. For the second quarter of 2000, selling, marketing, and administration expenses were $14.4 million compared with $12.0 million for the same period of 1999. Selling, marketing, and administration expenses as a percentage of net sales for the second quarter and first half of 2000 decreased to 11.9% and 11.7% respectively, compared with 13.2% for the second quarter of 1999 and 13.7% for the first half of 1999.

         Interest income for the first half of 2000 was $2.0 million compared with interest expense of $1.0 million in the first half of 1999. For the second quarter of 2000, interest income was $1.2 million compared with interest expense of $0.3 million in the second quarter of 1999. The Company repaid all of its outstanding loans as of December 31, 1999 and invested $37.0 million of its excess cash with Vishay, the Company's parent, to provide the Company with short-term interest income on its excess cash balances. The investment with Vishay bears an interest rate of 7.5% and is callable by the Company at any time. This rate compares favorable to other investment vehicles that offer similar terms and conditions. All other excess cash not immediately needed to fund the Company's operations is invested in overnight investment accounts as well as money market funds.

         Other expense was $0.9 million for the first half of 2000 compared with $0.7 million in the first half of 1999. The increase was mainly due to unrecognized currency losses for the Company's assets denominated in European currencies.

         Income tax expense for the first half of 2000 increased by $6.9 million to $16.2 million as compared to the first half of 1999 due to the increase in earnings before tax.


Liquidity and Capital Resources

         Cash and cash equivalents as of July 2, 2000 increased by $35 million from December 31, 1999 due to the Company's strong operating cash flows driven by its increasing revenues mainly for the Company's Power MOSFET and Signal Processing products.

         Net cash provided by operating activities was $61.8 million in the first six months of 2000 compared with $8.0 million in the same period of 1999. Accounts receivable as of July 2, 2000 increased by $20.3 million from December 31, 1999 primarily due to the increase in revenues as well as longer payment terms granted to customers in the Asia Pacific and Europe regions. Net affiliate accounts receivable/payable as of July 2, 2000 increased by $3.9 million from December 31, 1999 mainly due to the timing of cash payments due to unconsolidated affiliates.

         Inventories increased by $3.4 million in the first half of 2000 from December 31, 1999. Raw materials as of July 2, 2000 increased by $2.5 million from December 31, 1999 as the Company began to increase its purchases of silicon, piece parts and foundry wafers to support higher production requirements and to avoid bottlenecks in its supply chain. Work-in-process as of July 2, 2000 decreased by $3.4 million from December 31, 1999 due to the closure of the Company's 4-inch wafer fab in Santa Clara on December 31,1999 and due to a significant decrease in the Company's die bank as a result of the increased sales volume. The Company made the strategic decision to convert die bank inventory to finished good products in order to maximize backend-manufacturing capacities as a result of the ongoing strong demand for its products. Therefore, finished good inventory as of July 2, 2000 increased by $4.3 million from December 31, 1999.

         Accounts payable as of July 2, 2000 increased by $7.1 million from December 31, 1999 mainly due to the increased business volume required to support higher revenue levels. Accrued liabilities as of July 2, 2000 increased by $13.5 million from December 31, 1999 mainly due to the increase in accrued income taxes.

         Net cash used by investing activities was $26.7 million in the first half of 2000 compared with $7.8 million in the same period of 1999. Capital expenditures increased to $20.7 million in the first half of 2000 compared with $14.4 million in the first half of 1999, primarily related to plant capacity expansion, new technology, and regulatory compliance. Capital spending in 2000 is expected to substantially exceed the 1999 level as the Company continues its capacity expansion plans and invests significantly in its next generation products and technologies.

         The Company invested an additional $6.0 million in the first quarter of 2000 with Vishay. This investment was made to provide the Company with short-term interest income on its excess cash balances. The investment with Vishay is in the form of a note receivable bearing an interest rate of 7.5% and is callable by the Company at any time. This rate compares favorable to other investment vehicles that offer similar terms and conditions. As of July 2, 2000 the Company had $37.0 million of outstanding notes receivable from Vishay.

         Management expects that future cash flows from operations will be sufficient to meet the Company's normal operating requirements and to fund its research and development and capital expenditure plans.




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


         (a) The registrant's Annual Meeting of Stockholders was held on June 15, 2000.

         (b)      Not applicable.

         (c) There were two matters voted on at the Meeting. A brief description of each of these matters, and the results of the votes thereon, are as follows:

                  1.       Election of Directors


                           Nominee             For                   Abstain
                           -------             ---                   -------

                           Owyang              25,591,524            302,126
                           Arndt               25,586,024            307,626
                           Lipcaman            25,586,024            307,626
                           Rosenberg           25,753,445            140,205
                           Segall              25,754,645            139,005
                           Smith               25,586,024            307,626


                  2. Ratification of the appointment of Ernst & Young LLP as the registrant's auditors for the fiscal year ending December 31, 2000

                                                                       Broker
                  For                    Against        Abstain        Nonvotes
                  ---                    -------        -------        --------

                  25,891,727             1,200          723               -0-

         (d)      Not applicable.



Item 5. Other Information

                  Not applicable


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

                  27 - Financial Data Schedule

         (b)      Not applicable

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SILICONIX INCORPORATED



Date: August 15, 2000                          By: /s/ King Owyang
                                                   ----------------------------
                                                   King Owyang
                                                   President and Chief Executive
                                                   Officer



                                               By:  /s/ William M. Clancy
                                                  -----------------------------
                                                   William M. Clancy
                                                   Principal Accounting Officer