Form 10-Q
period 2000-10-01
SILICONIX INC
filed 2000-11-14
CIK 90283

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q
     (Mark One)
         X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         -
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2000

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

         Common stock, $0.01 par value -- 29,879,040 outstanding shares as of November 14, 2000.

                             SILICONIX INCORPORATED

                         TABLE OF CONTENTS TO FORM 10-Q

Part I.    Financial Information                                      Page No.

Item 1     Financial Statements

             Consolidated statements of operations for the
             three and nine months ended October 1, 2000 and
             October 3, 1999                                               3

             Consolidated balance sheets as
             of October 1, 2000 and December 31, 1999                      4

             Consolidated statements of cash flows for the nine
             months ended October 1, 2000 and October 3, 1999              5

             Notes to consolidated financial statements                    6

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   9


Part II.   Other Information                                              12

           Signature                                                      13


                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In  thousands, except per share amounts)                       Three Months Ended                       Nine Months Ended
                                                           October 1,          October 3,          October 1,            October 3,
                                                             2000                 1999               2000                   1999
                                                        ---------------     ---------------    ----------------    ----------------
Net sales                                              $       126,738     $       101,328     $       361,540    $        273,176
Cost of sales                                                   68,936              58,422             195,388             164,271
                                                        ---------------     ---------------    ----------------    ----------------

Gross profit                                                    57,802              42,906             166,152             108,905

Operating expenses:
Research and development                                         5,445               4,237              16,174              12,244
Selling, marketing, and administration                          14,387              12,490              41,968              36,086
Goodwill amortization                                              113                 114                 342                 342
                                                        ---------------     ---------------    ----------------    ----------------

Operating income                                                37,857              26,065             107,668              60,233
Interest income (expense)                                        1,649                (138)              3,626                (867)
Other income (expense) - net                                    (1,578)                633              (2,471)               (396)
                                                        ---------------     ---------------    ----------------    ----------------

Income before taxes and minority interest                       37,928              26,560             108,823              58,970
Income taxes                                                    (8,530)             (7,687)            (24,772)            (17,054)
Minority interest income of consolidated subsidiary                (60)                (55)               (178)               (166)
                                                        ---------------     ---------------    ----------------    ----------------

Net income                                             $        29,338     $        18,818     $        83,873     $        41,750
                                                        ===============     ===============    ================    ================

Net income per share (basic and diluted)               $          0.98     $          0.63     $          2.81     $          1.40
                                                        ===============     ===============    ================    ================

Shares used to compute earnings per share                       29,879              29,879              29,879              29,879
                                                        ===============     ===============    ================    ================

          See accompanying Notes to Consolidated Financial Statements.

                             SILICONIX INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands)                                          October 1,  December 31,
                                                          2000          1999
                                                      -----------   ------------
Assets
Current assets:
     Cash and cash equivalents                        $    68,538   $   26,876
     Note receivable from affiliate                        37,000       31,000
     Accounts receivable, less allowances                  69,653       49,631
     Accounts receivable from affiliates                   25,989       16,128
     Inventories                                           54,408       48,339
     Other current assets                                  11,437        6,023
     Deferred income taxes                                 10,286       10,286
                                                       ----------   ----------
          Total current assets                            277,311      188,283
                                                       ----------   ----------
Property, plant, and equipment, at cost:
     Land                                                   1,715        1,715
     Buildings and improvements                            48,085       48,027
     Machinery and equipment                              320,128      284,496
                                                       ----------   ----------

                                                          369,928      334,238
     Less accumulated depreciation                        204,377      184,812
                                                       ----------   ----------

          Net property, plant, and equipment              165,551      149,426

Goodwill                                                    8,018        8,361
Other assets                                                  603          608
                                                       ----------   ----------
Total assets                                          $   451,483   $  346,678
                                                       ----------   ----------
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                 $    30,966   $   27,524
     Accounts payable to affiliates                        30,556       26,244
     Accrued payroll and related compensation               9,926        9,998
     Accrued restructuring charge                           1,091        2,746
     Other accrued liabilities                             62,122       47,442
                                                       ----------   ----------
          Total current liabilities                       134,661      113,954
                                                       ----------   ----------

Long-term debt, less current portion                        1,900        1,700
Deferred income taxes                                      11,399       11,399
Minority interest                                           3,429        3,324
                                                       ----------   ----------
Total liabilities                                         151,389      130,377
                                                       ----------   ----------
Stockholders' equity
     Common stock                                             299          299
     Additional paid-in-capital                            59,360       59,354
     Retained earnings                                    241,275      157,402
     Accumulated other comprehensive  loss                   (840)        (754)
                                                       ----------   ----------
          Total stockholders' equity                      300,094      216,301
                                                       ----------   ----------
Total liabilities and stockholders' equity            $   451,483   $  346,678
                                                      ===========   ==========


          See accompanying Notes to Consolidated Financial Statements.


                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                              Nine Months Ended
                                                                       October 1,          October 3,
(In thousands)                                                            2000                1999
                                                                      --------------     ----------------
Cash flows from operating activities:
      Net income                                                   $         83,873   $           41,750
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation and amortization                                           20,491               22,523
     Payment of pension benefits                                               (222)                    -
     Restructuring                                                           (1,655)              (2,306)
     Other non-cash expenses                                                    422                  377
     Changes in operating assets and liabilities:
          Accounts receivable                                               (20,022)             (17,311)
          Accounts receivable from affiliates                                (9,861)             (56,797)
          Inventories                                                        (6,069)                (720)
          Other current assets                                               (5,992)               2,377
          Minority interest                                                      72                   67
          Accounts payable                                                    3,442               (7,818)
          Accounts payable to affiliates                                      4,312               42,847
          Accrued liabilities                                                14,641               12,759
                                                                      --------------     ----------------

Net cash provided by operating activities                                    83,432               37,748
                                                                      --------------     ----------------
Cash flows from investing activities:
     Purchase of property, plant, and equipment                             (35,690)             (20,396)
     Sales of Asia subsidiaries                                                   -                6,152
     Retirement of property, plant, and equipment                                 -                   87
     Short-term investment with affiliate                                    (6,000)                   -
     Sale of other assets                                                         -                  489
                                                                      -------------- --- ----------------

Net cash used by investing activities                                       (41,690)             (13,668)
                                                                      --------------     ----------------

Cash flows from financing activities:
     Repayment of long-term debt                                                  -              (40,000)
     Proceeds from long-term debt                                                 -                  377
     Proceeds from restricted common stock                                        6                   16
                                                                      --------------     ----------------

Net cash used by financing activities                                             6              (39,607)
                                                                      --------------     ----------------

Effect of exchange rate changes on cash and cash equivalents                    (86)                   27
                                                                      --------------     ----------------

Net increase (decrease) in cash and cash equivalents                         41,662               (15,500)

Cash and cash equivalents:
     Beginning of period                                                     26,876                37,694
                                                                      --------------     ----------------

     End of period                                                 $         68,538                22,194
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

         In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for, and as of the end of, the periods indicated therein. These statements should be read in conjunction with the Company's December 31, 1999 consolidated financial statements and notes thereto. The results of operations for the first nine months of 2000 are not necessarily indicative of the results to be expected for the full year.

         In February 2000, the Company's stockholders approved an increase in authorized shares of Common Stock from 10,000,000 to 100,000,000. In addition, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to effect a three-for-one stock split of the Company's outstanding Common Stock. All share and per share information has been restated, as appropriate, to reflect the split.

Note 2.           Inventories

         The components of inventory are as follows:

                             October 1, 2000        December 31, 1999
                             ---------------        -----------------

                                            (In thousands)

         Finished goods             $   16,217             $    8,976
         Work-in-process                30,165                 34,015
         Raw materials                   8,026                  5,348
                                    ----------             ----------
                                    $   54,408             $   48,339
                                    ----------             ----------


Note 3.           Restructuring Expense

         The Company incurred a pre-tax restructuring charge of $19.8 million relating to the acquisition on March 2, 1998 of an 80.4% interest in the Company by Vishay Intertechnology, Inc. ("Vishay"). In February of 1998, the Company began an across-the-board assessment of its cost structure. In connection with this assessment and in response to the downturn of the semiconductor market experienced in 1998, actions were taken to streamline operations and leverage synergies with the parent company; a restructuring charge of $19.8 million was recorded. Of the total, approximately $12.6 million related to employee termination costs covering seven key executives and 72 technical, production, and administrative employees. The remaining $7.2 million restructuring charge related to the closure of a manufacturing facility, termination of certain distributors, write down of certain assets and other expenses. At October 1, 2000, 79 employees had been terminated and the Company had charged $18.7 million in costs to restructuring, of which $12.4 million represented liabilities settled in cash and $6.3 million represented assets written off. At October 1, 2000, a restructuring charge of $1.1 million remained accrued, primarily relating to ongoing scheduled severance payments and pending contract cancellations being executed under the restructuring plan. The Company anticipates that it will complete its restructuring by the end of 2000.


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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Any changes to the Company's revenue recognition policy resulting from the implementation of SAB 101would be reported as a change in accounting principle in the quarter ending December 31, 2000. To the extent that SAB 101 is relevant to the recognition of revenue on the Company's future shipments, the Company would adopt the new accounting principle effective January 1, 2001. Accordingly, any shipments previously reported as revenue that do not meet SAB 101 revenue recognition guidance would be recorded as revenue in future periods. The Company is still in the process of assessing the impact of SAB 101 on its financial statements. Management believes that SAB 101 will not affect the underlying strength of the Company's business operations as measured by the dollar value of its products shipped and cash flows from operations.


Note 6.               Comprehensive Income

         The following are the components of comprehensive income:

                                                 Three Months Ended                    Nine Months Ended
                                           October 1, 2000   October 3, 1999    October 1, 2000     October 3, 1999
                                           ---------------   ---------------    ---------------     ---------------

Net Income                                  $   29,339       $     18,818         $    83,873           $    41,750

Other comprehensive income (loss):
Foreign currency translation adjustment            (17)                34                  86                    27
                                            -----------      ------------         -----------           -----------

Total other comprehensive income (loss)            (17)                34                  86                    27

Comprehensive income                       $    29,322       $     18,852         $    83,959          $     41,777
                                           ============      ============         ===========          ============


Note 7.               Segment Reporting

         The Company is engaged primarily in the designing, marketing, and manufacturing of power and analog semiconductor products. The Company is organized into three operating segments, which due to their inter-dependencies, similar long-term economic characteristics, shared production processes and distribution channels have been aggregated into one reportable segment.


Note 8.           Earnings Per Share

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

         The Company is a global semiconductor manufacturing company. The Company manufactures power products in a Class-1 six-inch wafer fab in Santa Clara, California and through subcontracted wafer fabrication in Itzehoe, Germany. The Company is also in the process of transferring its power product technology to a subcontractor in Japan in order to leverage the lower manufacturing costs overseas as well as to insure an adequate supply of wafers in the future. Analog switches and multiplexer products were formerly fabricated in the Company's four-inch wafer fab in Santa Clara, California. However, as previously announced, the Company closed this facility on December 31, 1999, due to the age of the facility and its lack of cost competitiveness. The manufacturing of wafers for analog switches and multiplexers is now being done by a foundry in Dresden, Germany. Small signal transistors are manufactured by a subcontractor in Beijing, China. Assembly and test facilities include Company owned facilities in Kaohsiung, Taiwan and Shanghai, China, as well as subcontractors in the Philippines, Taiwan, and China. The Company's combination of internal and external manufacturing capacity gives it a global manufacturing presence, allowing the Company to respond quickly to changes in customer demand as well as allowing the Company added flexibility in any given business cycle. The Company will continue to rely heavily on subcontractors in its manufacturing strategy as this allows the Company to take advantage of incremental capacity without the burden of a significant increase in the fixed cost infrastructure.

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


Results of Operations

         Revenues for the third quarter of 2000 were $126.7 million compared with $101.3 million for the third quarter of 1999. Revenues for the first nine months of 2000 were $361.5 million compared with $273.2 million for the first nine months of 1999. The increase in revenues was due to increased sales in all geographic regions. Asia Pacific experienced the largest increase in revenues due to strong demand out of our OEM's in the region. The Company continued to experience strong demand for its Power MOSFET and Signal Processing products. However, the revenue growth generated by these products was offset by a decline in demand for the Company's Power Integrated Circuit products, due to the cancellation of certain customer programs. Although the backlog for the fourth quarter of 2000 remains solid, the Company experienced a slowdown in bookings in the third quarter of 2000 as the computer market slowed, and overly optimistic industry forecasts earlier in the year for the growth of the cell phone handset market have led to excess inventories of handsets. The outlook for 2001 remains positive based on the rebound of the computer and handset markets.

         Gross profit for the first nine months of 2000 was 46% of sales compared to 40% in the first nine months of 1999. Gross profit for the third quarter of 2000 was 46% of sales, compared to 42% in the third quarter of 1999. The increase in margins was mainly due to economies of scale in manufacturing operations and further productivity improvements, as well as further advances in technologies. Cost reduction programs, such as the ongoing conversion of the TrenchFET product line to the Company's proprietary 32 million-cell process, allowed further migration to the Company's smaller more profitable products. The Company's manufacturing capacities were at full utilization at the end of the third quarter of 2000. Management expects continued pricing pressure throughout the rest of the year 2000 and into 2001. In an effort to preserve the Company's operating results, the Company will continue to aggressively implement cost reduction programs as well as focus on the development of new products, which tend to have higher margins.

         Research and development expenses increased to $16.2 million or 4.5% of sales in the first nine months of 2000 from $12.2 million or $4.5% of sales in the first nine months of 1999. The increase in research and development expenses reflected the Company's continued commitment to the development of new products and technologies and should allow the Company to release a record number of new products during 2000. For the third quarter of 2000, research and development expenses were $5.4 million compared to $4.2 million for the same quarter of 1999. The Company believes it is critical to continue to make significant investments in research and development to ensure the availability of innovative technology that meets the current and future requirements of the Company's customers.

         Selling, marketing, and administration expenses increased to $42.0 million in the first nine months of 2000 compared with $36.1 million in the first nine months of 1999. The increase was primarily due to increased sales and marketing spending, consistent with higher revenues and increased new product introductions. For the third quarter of 2000, selling, marketing, and administration expenses were $14.4 million compared with $12.5 million for the same period of 1999. Selling, marketing, and administration expenses as a percentage of net sales for the third quarter and first nine months of 2000 decreased to 11.4% and 11.6% respectively, compared with 12.3% for the third quarter of 1999 and 13.2% for the first nine months of 1999.

         Interest income for the first nine months of 2000 was $3.6 million compared with interest expense of $0.9 million in the first nine months of 1999. For the third quarter of 2000, interest income was $1.6 million compared with interest expense of $0.1 million in the third quarter of 1999. The Company repaid all of its outstanding loans as of December 31, 1999 and invested $37.0 million of its excess cash with Vishay, the Company's parent, to provide the Company with short-term interest income on its excess cash balances. The investment with Vishay bears an interest rate of 7.5% and is callable by the Company at any time. This rate compares favorably to other investment vehicles that offer similar terms and conditions. All other excess cash not immediately needed to fund the Company's operations is invested in overnight investment accounts as well as money market funds.

         Other expense was $2.5 million for the first nine months of 2000 compared with $0.4 million in the first nine months of 1999. For the third quarter of 2000, other expenses were $1.5 million compared to other income of $0.6 million for the third quarter of 1999. The increase in expenses was mainly due to foreign exchange losses on the Company's assets denominated in European currencies.

         Income tax expense for the first nine months of 2000 increased by $7.7 million to $24.8 million as compared to the first nine months of 1999 due to the increase in earnings before tax.


Liquidity and Capital Resources

         Cash and cash equivalents as of October 1, 2000 increased by $42 million from December 31, 1999 due to the Company's strong operating cash flows driven by its increasing revenues mainly for the Company's Power MOSFET and Signal Processing products.

         Net cash provided by operating activities was $83.4 million in the first nine months of 2000 compared with $37.8 million in the same period of 1999. Accounts receivable as of October 1, 2000 increased by $20.0 million from December 31, 1999 primarily due to the increase in revenues as well as longer payment terms granted to customers in the Asia Pacific and Europe regions. Net affiliate accounts receivable/payable as of October 1, 2000 decreased by $5.5 million from December 31, 1999 mainly due to the timing of cash payments due to unconsolidated affiliates.

         Inventories increased by $6.1 million in the first nine months of 2000 from December 31, 1999. Raw materials as of October 1, 2000 increased by $2.7 million from December 31, 1999 as the Company began to increase its purchases of silicon, piece parts and foundry wafers to support higher production requirements and to avoid bottlenecks in its supply chain. Work-in-process as of October 1, 2000 decreased by $3.8 million from December 31, 1999 due to the closure of the Company's 4-inch wafer fab in Santa Clara on December 31,1999 and due to a significant decrease in the Company's die bank as a result of increased sales volume. The Company made a strategic decision to convert die bank inventory to finished good products in order to maximize backend-manufacturing capacities as a result of the ongoing strong demand for its products. Therefore, finished good inventory as of October 1, 2000 increased by $7.2 million from December 31, 1999.

         Accounts payable as of October 1, 2000 increased by $3.4 million from December 31, 1999 mainly due to the increased business volume required to support higher revenue levels. Accrued liabilities as of October 1, 2000 increased by $14.6 million from December 31, 1999 mainly due to the increase in accrued income taxes.

         Net cash used by investing activities was $41.7 million in the first nine months of 2000 compared with $13.7 million in the same period of 1999. Capital expenditures increased to $35.7 million in the first nine months of 2000 compared with $20.4 million in the first nine months of 1999, primarily related to plant capacity expansion, new technology, and regulatory compliance. Capital spending in 2000 is expected to substantially exceed the 1999 level as the Company continues its capacity expansion plans and invests significantly in its next generation products and technologies.

         The Company invested an additional $6.0 million in the first quarter of 2000 with Vishay. This investment was made to provide the Company with short-term interest income on its excess cash balances. The investment with Vishay is in the form of a note receivable bearing an interest rate of 7.5% and is callable by the Company at any time. This rate compares favorably to other investment vehicles that offer similar terms and conditions. As of October 1, 2000 the Company had $37.0 million of outstanding notes receivable from Vishay.

         For the next twelve months, management expects that cash flows from operations will be sufficient to meet the Company's normal operating requirements and to fund its research and development and capital expenditure plans.




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


                                           SILICONIX INCORPORATED



Date: November 14, 2000                    By: /s/ King Owyang
                                               --------------------------------
                                               King Owyang
                                               President and Chief Executive
                                               Officer


                                           By: /s/ William M.Clancy
                                              --------------------------------
                                               William M. Clancy
                                               Principal Accounting Officer