Form 10-K
period 2000-12-31
SILICONIX INC
filed 2001-03-30
CIK 90283

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 2000

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   The aggregate market value of voting stock held by nonaffiliates is $178,300,000, based upon the closing price for the registrant's Common Stock on March 22, 2001 ($30-9/16).

   The number of shares of the registrant's Common Stock, $0.01 par value, outstanding at March 22, 2001 was 29,879,040.


             DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Siliconix incorporated 2000 Annual Report to Stockholders are incorporated into Parts I, II, and IV.

2. Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in April 2001 pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2001 Annual Meeting of Stockholders of Siliconix incorporated are incorporated into Part III.

                                     PART I

Item 1.  Business.

General

   Siliconix incorporated ("Siliconix" or the "Company") designs, markets, and manufactures power and analog semiconductor products. The Company focuses on technologies and products for the communications, computer and automotive markets. Additionally, many of the Company's products are used in instrumentation and industrial applications.

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

   Siliconix was a member of TEMIC Semiconductors, a division of the Daimler-Benz microelectronics consortium, for several years. On March 2, 1998, Daimler-Benz sold the Semiconductor Division of TEMIC, which included its 80.4% interest in Siliconix, to Vishay Intertechnology, Inc. of Malvern, Pennsylvania ("Vishay"). The Company's products are now marketed with the Siliconix brand name under the Vishay umbrella. In February 2001, Vishay recommended a proposal to the Company's Board of Directors to purchase any and all outstanding shares of the Company not already owned by Vishay. This proposal is currently being evaluated by a special committee of directors of the Company appointed by the Board of Directors in March 2001.

Products

   All of the analog and power products produced by Siliconix can be divided into two general classes: Discrete devices and integrated circuits (ICs). Discrete devices are active components that generate, control, regulate and amplify or switch electronics signals or energy. They must be interconnected with passive components (resistors, capacitors, inductors, etc.) or other active components to create an electronic circuit. ICs consist of a number of active and passive components, interconnected on a single chip, that are intended to perform a specific function.

   The Company's discrete power MOSFETs (an acronym for "metal oxide semiconductor field effect transistor") and Power ICs are designed for similar applications and can often be used together as chip sets with complementary performance characteristics optimized for a specific application.

   Power MOSFETs are the Company's largest product line in term of sales. In this product line, traditionally Siliconix has focused on low-voltage products that are prevalent in battery-operated products (e.g., cellular phone handsets and notebook computers) and in automotive systems. Siliconix has maintained technology leadership in low voltage, surface mount power MOSFETs through advances in both silicon technology and product packaging. Siliconix extended its product coverage to the medium voltage (below 200V) spectrum mainly for fixed telecom (networking, routers, etc.) applications, where product performance is a very important feature.

   Advanced process technologies, such as the Company's "Trench" technology, offer very high cell density, very low on-resistance and optimized switching parameters for high frequency DC-DC power conversion. In November 2000, Siliconix announced the introduction of a breakthrough process innovation with 178 million-cell density achievement.

            These process technologies have been coupled with innovative packaging techniques to create surface mount product families, such as LITTLE FOOT(R) and LiteFOOT(R) power MOSFETs, that provide customers with size and performance benefits as well as manufacturing compatibility with digital
ICs. The Company's new package innovation PowerPAK(TM) power MOSFETs improve drastically thermal performance, giving for a footprint area a higher current capability than other package solutions. This leadless package with ultra thin height profile combined with bond wireless technology such as PowerConnectTM brings the best performances such as extreme low Rdson, small size and better power dissipation. Other package innovations are focused on making the overall size of the device smaller, and include the introduction of LITTLE FOOT power MOSFETs in SC-75A and SC-89 packages. These product platforms provide competitive advantages to the Company's customers with better performance and smaller form factors for their new product development.

   Siliconix Power ICs include power conversion, power interface and motor control ICs. In 2000, Siliconix introduced a new line of Low Dropout Regulators
(LDOs) to complement its power conversion solutions. The Company's power conversion and interface ICs are based on low-voltage mixed-signal silicon processes that offer customers higher frequencies without compromising efficiencies compared to competitive products. They are used in applications, such as cellular phone handsets, where an input voltage from a battery or other supply source must be converted to a level that is compatible with logic signals used by power amplifiers, baseband logic, DSPs, CPU I/O and other sub-circuits in the system. The Company's motor control ICs are used to control motion in data storage applications (e.g., optical and hard disk drives) and to control the speed of small motors in office equipment (e.g., printers and copy machines). In addition to these products, the Company offers a line of power conversion ICs for higher-power applications in the fixed telecom market.

   The balance of the Company's product line includes discrete small-signal transistors and signal processing ICs (e.g., analog switches and multiplexers). The small-signal transistors range from junction field-effect transistors (JFETs), which was Siliconix's original product line and even today remains critical for some applications, to newer transistor processes, such as the Company's DMOS processes, which offer performance advantages over competitors' products. The analog switch and multiplexer product family have long been used in instrumentation and industrial equipment that receives and/or outputs real-world analog signals. A recent application for this technology is in broadband communication devices such as xDSL modems.

Manufacturing

   The Company's manufacturing operations are strategically located to support customer manufacturing locations, cultivate growth markets and access cost-effective labor markets. All of the Company's manufacturing sites use Statistical Process Control methods of total quality control and have ISO 9000 certification.

   The Company manufactures power products in a Class 1 six-inch wafer fab in Santa Clara, California and through subcontracted wafer fabrication in Itzehoe, Germany. The Company has largely completed, but is still in the process of transferring its power product technology to a subcontractor in Japan in order to leverage the lower manufacturing costs overseas as well as to insure adequate supply of wafers in the future. Analog switches and multiplexers were fabricated in the Company's four-inch wafer fab in Santa Clara. However, as previously announced, the Company closed this facility on December 31, 1999, due to the age of the facility and its lack of cost competitiveness. The manufacturing of wafers for analog switches and multiplexers is now being done through an outsourcing arrangement by a foundry in Dresden, Germany. Small signal transistors are manufactured by a subcontractor in Beijing, China. Assembly and test facilities include Company owned facilities in Koahsiung, Taiwan and Shanghai, China, as well as subcontractors in the Philippines, Taiwan, China and Japan.

   In order to secure additional manufacturing capacity, the Company signed an agreement with Fraunhofer Gesellschaft ("FHG"), Germany for the use of its wafer fab in Northern Germany until December 31, 2007. Under this agreement, the Company is committed to pay for operating costs, at FHG's manufacturing location in Itzehoe, Germany, regardless of the extent of actual manufacturing output through the expiration of the agreement. In 1999, operating expenses at this location to which the Company would have been responsible for under the agreement were approximately $25.0 million. As of December 31, 2000, the Company was not required to make any payment to support FHG's operating expenses.

   Raw materials used by the Company include single-crystal silicon wafers, chemicals, gases, metal wire, and ceramic, plastic and glass-to-metal packages. Although these materials are generally available from two or more sources, the industry has experienced difficulties in obtaining supplies of some raw materials from time to time. Accordingly, certain key materials are obtained from a limited group of suppliers, some of which are thinly capitalized independent companies. Difficulties obtaining raw materials in the future could adversely affect the Company's operations.

   Government regulations impose various environmental controls on the discharge of certain chemicals and gases used in the manufacturing process. The Company believes that its activities substantially conform to present and anticipated regulations and is constantly upgrading its Santa Clara facility to ensure continued compliance with such regulations. In 1990, the Company reached a settlement with the current owner of a site the Company occupied prior to 1972 for cleanup of soil and ground water at the site, and settled a lawsuit against its insurance carriers in 1992 and 1993 with respect to this matter. The Company also established remedial activity to remove soil and groundwater contamination at its Santa Clara site in 1990. For details on these matters, see Item 3, Legal Proceedings. While the Company has experienced only limited effects on its operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital investments or other requirements.

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

   The sales organizations are regionally based, functioning as agents that earn a commission as a fixed percentage of sales and perform all sales-related activities. The following table shows net sales and the percentage of the Company's net sales on a geographic basis for the periods indicated (dollars in thousands):

                             Years ended December 31
                             -----------------------

                              2000                     1999                      1998
                              ----                     ----                      ----
North America            $128,349          27%   $ 98,042          26%   $ 78,065          28%

Europe                    101,221          21%     78,350          20%     72,168          26%

Japan                      50,022          11%     40,007          10%     19,700           7%

Taiwan                     58,876          12%     61,983          16%     29,530          10%

Singapore                  54,531          12%     38,322          10%     36,425          13%

Asia Pacific               76,300          16%     63,632          17%     45,012          16%

All Other                   3,846           1%      2,972           1%      1,446           1%
----------------------   --------    --------    --------    --------    --------    --------
                         $473,145         100%   $383,308         100%   $282,346         100%

   The Company markets its products in different geographic areas as follows:

   North America: Sales are made by the United States and Canada ("North American") field sales force and the respective sales representatives. Sales representatives are compensated by commissions only. Area sales managers coordinate these representatives and the North American sales force. The North American sales headquarters are located in Shelton, Connecticut. Regional sales offices are located in or near Chicago, Illinois; Tampa, Florida; Houston, Texas; Santa Clara, California; and Orange County, California. In addition, the Company has direct sales offices for automotive customers in Troy, Michigan and Kokomo, Indiana.

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

Order Backlog

   As of December 31, 2000, the backlog of orders booked was $117.6 million. The backlog as of December 31, 1999 was $113.4 million. The Company includes in backlog only open orders which have been released by the customer for shipment in the calendar year 2001. The Company's customers encounter uncertain and changing demand for their products. They typically order products from the Company based on their forecasts. If demand falls below customers' forecasts, or if customers do not control their inventory effectively, they may cancel or reschedule the shipments that are included in the Company's backlog, in many instances without the payment of any penalty. Therefore, due to the recent slowing of growth in the personal computer and all phone markets, the backlog for 2001 should be lower than for 2000.

Competition

   The semiconductor industry is highly competitive. Many of the Company's competitors are larger companies with greater financial resources and limited dependency on semiconductor products as their sole source of sales and earnings. The Company has been able to compete effectively by being selective in its choice of products and markets, and by being a technology leader in those areas. Through closely established customer relationships, the Company acquires in-depth applications know-how for the markets it serves and develops products that specifically address customer needs. However, pricing pressures continue to be a problem as the economy slows down.

Research and Development

   Research and development activities are directed toward expanding technology leadership. The Company's focus is on developing new products and technologies with particular attention to activities that improve the cycle time from new product development to product release. Total research and development expenditures were $21.0 million in 2000, $17.0 million in 1999 and $17.1 million in 1998. Significant effort has been expended on new power products and ICs where continued rapid market growth is expected. See Note 2 of Notes to the Consolidated Financial Statements.

Patents and Licenses

   Siliconix protects its technology leadership by securing patents on proprietary products and processes. As of December 31, 2000, Siliconix owned 186 U.S. patents, covering primarily semiconductor device structures, processes, and circuitry. Expiration dates for these patents range from 2001 to 2018. As of that date, an additional two patents had been allowed but not yet issued. There were also 18 U.S. patent applications pending. The Company believes that, as it increasingly utilizes these patents in the design and manufacture of its products, its royalty obligations will decrease significantly. See Note 8 of Notes to the Consolidated Financial Statements.

Employees

   In the last three years, the total number of employees has remained relatively static, with only key positions focused on target growth areas being added. On December 31, 2000, the Company employed 1,893 people, of whom 720 were employed in the United States, 1,156 in East Asia, and 17 in Europe. The Company's future success is substantially dependent on its ability to attract and retain these highly qualified technical and administrative personnel.

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

Executive Officers

   The following sets forth the name, age, offices presently held, business experience, and principal occupation of the Company's executive officers:

                  Name              Office Presently Held
                  ----              ---------------------

                  King Owyang       President, Chief Executive Officer
                  Hamza Yilmaz      Executive Vice President
                  Nick Bacile       Executive Vice President

   Dr. Owyang, age 55, joined the Company in January 1988 as a divisional Vice President of Research and Development. He assumed additional responsibility for Corporate Reliability and Quality Assurance in April 1990. He became Vice President, Engineering in May 1990; Executive Vice President, Technology and Silicon Operations in April 1992; and President and Chief Executive Officer in March 1998. Dr. Owyang holds B.S. and Ph.D. degrees in Physics.

   Dr. Yilmaz, age 46, joined the Company in March 1988 as Manager of Device Design and Engineering. He became World Wide Product and Test Engineering Senior Manager in July 1992; Director in June 1993; Senior Director, IC Design and Engineering and Acting Senior Director, World Wide Product and Test Engineering in October 1995; Senior Director of Engineering for the Power MOS Business Unit in July 1996; and Vice President and head of the Power MOS Business Unit in August 1997. He assumed the additional post of Executive Vice President in October 1998. Dr. Yilmaz holds B.S., M.S. and Ph.D. degrees in Electrical Engineering.

   Mr. Bacile, age 53, joined the Company in May 1999 as Executive Vice President of the Siliconix Standard Products Unit. He became Executive Vice President of the Company in September 2000. Prior to joining the Company, Mr. Bacile served as Vice President of Marketing for California Micro Devices Corporation, Milpitas, California, from July 1996 to April 1999. Prior to that, he served as Vice President of Marketing and R&D at Dynacraft (a National Semiconductor Company) from June 1990 to May 1996. Mr. Bacile holds a Bachelor Degree in Electronics.

Item 2. Properties.

   The Company owns its principal manufacturing plant and general offices, which are located in three two-story buildings totaling 220,100 square feet on a 12-acre site in Santa Clara, California. Siliconix Limited, a subsidiary of the Company, currently occupies, under an agreement with Vishay UK Limited, approximately 2,000 square feet at Vishay's Bracknell, United Kingdom location, where the Company's European Headquarters are located. Siliconix (Taiwan) Limited, a subsidiary of the Company, owns a 50,000-square-foot portion of a building in the Nan-Tse Export Processing Zone, a suburb of Kaohsiung, Taiwan, which consists of manufacturing and general office space. Shanghai Simconix Co. Ltd., a joint venture between the Company and the Shanghai Institute of Metallurgy (the "SIM"), leases 41,000 square feet of manufacturing and general office space in Shanghai from the SIM. In 2000, Simconix began leasing an additional 39,000 square feet from the SIM as per a previous agreement. The additional space is utilized to accommodate the Company's need for additional back-end capacity at that location.

Item 3. Legal Proceedings.

   In 2000, the Company remained a party to two environmental proceedings. The first involves property that the Company vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to the Company and the current owner of the property. The Order alleged that the Company contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. The Company subsequently reached a settlement of this matter with the current owner of the property. The settlement provided that the current owner will indemnify the Company and its employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which the Company remains nominally subject.

   The second proceeding involves the Company's Santa Clara, California facility, which the Company has owned and occupied since 1969. In February 1989, the RWQCB issued Cleanup and Abatement Order No. 89-27 to the Company. The Order was based on the discovery of contamination of both the soil and the groundwater on the property by certain chemical solvents. The Order called for the Company to specify and implement interim remedial actions and to evaluate final remedial alternatives. The RWQCB issued a subsequent order requiring the Company to complete the decontamination. The Company has substantially completed its compliance with the RWQCB's orders.

   In February and March 2001, several purported class action complaints were filed in the Court of Chancery in and for New Castle County, Delaware and the Superior Court of the State of California against Vishay, the Company, and the Company's directors in connection with Vishay's announced proposal to purchase all issued and outstanding shares of the Company not already owned by Vishay. The class actions, filed on behalf of all non-Vishay Siliconix shareholders, allege, among other things, that Vishay's proposed offer is unfair and a breach of fiduciary duty. One of the Delaware class actions also contains derivative claims against Vishay on behalf of the Company alleging self-dealing and waste because Vishay purportedly usurped the Company's inventory and patents, appropriated the Company's separate corporate identity, and obtained a below-market loan from the Company. The actions seek injunctive relief, damages and other relief. Vishay and the Company have not yet responded to these complaints.

Item 4. Submission of Matters to a Vote of Security Holders.

   Not applicable.

                                     PART II

Item 5.  Market for  Registrant's  Common  Equity  and  Related  Stockholder
         Matters.

   As of March 22, 2001, there were 608 holders of record of the Company's Common Stock. Under Delaware law, the Company may pay dividends only from retained earnings or, if none, from net profits for the current or preceding fiscal year. The Company has paid no dividends since December 1980 in order to retain the Company's earnings to fund future growth requirements. No change in such policy is anticipated in the near future.

   A presentation of the highest and lowest "last trade" price for the Company's Common Stock for each quarterly period during 1999 and 2000 is incorporated by reference from the Company's 2000 Annual Report to Stockholders, portions of which are filed as Exhibit 13 hereto. The Company's Common Stock trades on the Nasdaq Stock Market under the symbol "SILI."

Item 6. Selected Financial Data.

   Incorporated by reference from the Company's 2000 Annual Report to Stockholders, portions of which are filed as Exhibit 13 hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Incorporated by reference from the Company's 2000 Annual Report to Stockholders, portions of which are filed as Exhibit 13 hereto.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

   Incorporated by reference from the Company's 2000 Annual Report to Stockholders, portions of which are filed as Exhibit 13 hereto.

Item 8. Financial Statements and Supplementary Data.

   The financial statements, reports of independent auditors, and quarterly financial data are incorporated by reference from the Company's 2000 Annual Report to Stockholders, portions of which are filed as Exhibit 13 hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

   The executive officers of the Company are identified in Item 1 of Part I of this Annual Report on Form 10-K. Identification of the directors of the Company is incorporated by reference from the "Election of Directors" section of the Company's definitive Proxy Statement to be mailed to stockholders in connection with the 2001 Annual Stockholders Meeting and filed with the Securities and Exchange Commission in April 2001 (the "Proxy Statement").

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Documents Filed as Part of Form 10-K

   1.  Financial Statements

      Independent Auditors' Report on the Financial Statements.

      The remainder of the Financial Statements are incorporated by reference from the Company's 2000 Annual Report to Stockholders, portions of which are filed as Exhibit 13 hereto.

      Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998

      Consolidated Balance Sheets as of December 31, 2000 and 1999

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998

      Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

      Notes to Consolidated Financial Statements



   2.  Financial Statement Schedule

       A.   Independent Auditors' Report on Financial Statement Schedule

      II.   Valuation and Qualifying Accounts

         All other schedules have been omitted as the required information is reported or incorporated by reference elsewhere in this Annual Report or is not applicable.

3.   Exhibits

     3.1  Restated Certificate of Incorporation1

     3.2  Certificate of Amendment of Restated Certificate of Incorporation2

     3.3  Bylaw3

     10.2 One-Year Key Professional Incentive Bonus Plan1

     10.5 Amended and Restated License Agreement dated April 10, 1990 between the Company and International Rectifier Corporation1

     10.6 Amendment to Amended and Restated License Agreement dated December 21, 1990 between the Company and International Rectifier Corporation1

     10.15 Amendment No. 1 to Siliconix One-Year Key Professional Incentive Bonus Plan4

     10.16 Amendment No. 2 to Siliconix One-Year Key Professional Incentive Bonus Plan4

     10.19 Separation Agreement and Mutual Release dated March 11, 1998 among Richard Kulle, Siliconix incorporated and Vishay Intertechnology, Inc.5

     10.20 Amendment No. 1 to Separation Agreement and Mutual Release dated March 19, 1998 among Richard Kulle, Siliconix incorporated and Vishay Intertechnology, Inc.5

     10.22 Promissory Note from Siliconix incorporated to Vishay
           Intertechnology, Inc. in the principal amount of $16,000,000 dated May 26, 19985

     10.23 Revolving Intercompany Promissory Note from Siliconix incorporated to Vishay Intertechnology, Inc. in the maximum principal amount of $35,000,000 dated May 26, 19985

     10.24 Revolving Intercompany Promissory Note from Vishay Intertechnology, Inc. to Siliconix incorporated in the maximum principal amount of $75,000,000 dated December 22, 19992

     13    Portions of Siliconix incorporated 2000 Annual Report to Stockholders

     21    Subsidiaries of the Company2

---------------------

1 Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the SEC on April 15, 1991.

2 Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 30, 2000.

3 Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed with the SEC on April 1, 1996.

4 Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, filed with the SEC on November 12, 1997.

5 Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 31, 1999.

   (b)  Reports on Form 8-K

   The Company did not file any reports on Form 8-K in the last quarter of the year ended December 31, 2000.

Report of Ernst & Young LLP, Independent Auditors


To the Board of Directors and Stockholders of Siliconix incorporated:


We have audited the consolidated statements of Siliconix incorporated as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000, and have issued our report thereon dated January 19, 2001 (included elsewhere in this Annual Report on Form 10-K). Our audit also included the financial statement schedule listed in item 14(a)2 of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                            /s/ERNST & YOUNG LLP

San Jose, California
January 19, 2001

                             SILICONIX INCORPORATED
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             YEARS ENDED DECEMBER 31

                                 (IN THOUSANDS)


-----------------------------------------------------------------------------------------------------------
                                       Balance at     Charged to  Charged to      Deductions      Balance at
                                       Beginning      Costs and   Revenue                          End of
                                       of Period      Expense                                      Period
-----------------------------------------------------------------------------------------------------------
1998
Allowance for Doubtful Accounts           2,188       1,266             --               586          2,868
Allowance for Price Adjustments             391          --          6,687             6,328            750
Allowance for Returned Parts and          9,344          --         23,319            21,890         10,773
Distributor Adjustments
-----------------------------------------------------------------------------------------------------------

                                         11,923       1,266         30,006            28,804         14,391
1999
Allowance for Doubtful Accounts           2,868       1,487             --             1,489          2,866
Allowance for Price Adjustments             750          --          9,698             9,198          1,250
Allowance for Returned Parts and         10,773          --         19,669            16,188         14,254
Distributor Adjustments
-----------------------------------------------------------------------------------------------------------
                                         14,391       1,487         29,367            26,875         18,370
2000
Allowance for Doubtful Accounts           2,866       1,554             --                --          4,420
Allowance for Price Adjustments           1,250          --          6,871             6,421          1,700
Allowance for Returned Parts and         14,254          --          9,664            11,739         12,179
Distributor Adjustments                                  --
-----------------------------------------------------------------------------------------------------------
                                         18,370       1,554         16,535            18,160         18,299
-----------------------------------------------------------------------------------------------------------

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2001

                        SILICONIX INCORPORATED


                        By:          /s/ King Owyang
                            ---------------------------------------
                              King Owyang
                              President and Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                      Title                     Date
          ---------                      -----                     ----

Principal Executive Officer



 /s/ King Owyang                  President, Chief Executive
-------------------------------   Officer and a Director          March 23, 2001
King Owyang


Principal Financial and Accounting Officer


   /s/ William M. Clancy          Principal Accounting Officer   March  23, 2001
------------------------------
William M. Clancy


   /s/ Everett Arndt               Director                       March 23, 2001
------------------------------
Everett Arndt


   /s/ Lori Lipcaman               Director                       March 23, 2001
------------------------------
Lori Lipcaman


   /s/ Michael Rosenberg           Director                       March 23, 2001
------------------------------
Michael Rosenberg


   /s/ Mark B. Segall              Director                       March 23, 2001
------------------------------
Mark B. Segall


   /s/ Timothy V. Talbert          Director                       March 23, 2001
------------------------------
Timothy V. Talbert


/s/ Glyndwr Smith                  Director                       March 23, 2001
------------------------------
Glyndwr Smith

                                INDEX TO EXHIBITS

                Exhibits
                --------

     3.1  Restated Certificate of Incorporation1

     3.2  Certificate of Amendment of Restated Certificate of Incorporation2

     3.3  Bylaw3

     10.2 One-Year Key Professional Incentive Bonus Plan1

     10.5 Amended and Restated License Agreement dated April 10, 1990 between the Company and International Rectifier Corporation1

     10.6 Amendment to Amended and Restated License Agreement dated December 21, 1990 between the Company and International Rectifier Corporation1

     10.15 Amendment No. 1 to Siliconix One-Year Key Professional Incentive Bonus Plan4

     10.16 Amendment No. 2 to Siliconix One-Year Key Professional Incentive Bonus Plan4

     10.19 Separation Agreement and Mutual Release dated March 11, 1998 among Richard Kulle, Siliconix incorporated and Vishay Intertechnology, Inc.5

     10.20 Amendment No. 1 to Separation Agreement and Mutual Release dated March 19, 1998 among Richard Kulle, Siliconix incorporated and Vishay Intertechnology, Inc.5

     10.22 Promissory Note from Siliconix incorporated to Vishay
           Intertechnology, Inc. in the principal amount of $16,000,000 dated May 26, 19985

     10.23 Revolving Intercompany Promissory Note from Siliconix incorporated to Vishay Intertechnology, Inc. in the maximum principal amount of $35,000,000 dated May 26, 19985

     10.24 Revolving Intercompany Promissory Note from Vishay Intertechnology, Inc. to Siliconix incorporated in the maximum principal amount of $75,000,000 dated December 22, 19992

     13    Portions of Siliconix incorporated 2000 Annual Report to Stockholders

     21    Subsidiaries of the Company2

---------------------

1 Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the SEC on April 15, 1991.

2 Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 30, 2000.

3 Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed with the SEC on April 1, 1996.

4 Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, filed with the SEC on November 12, 1997.

5 Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 31, 1999.

                                   EXHIBIT 13

Financial Highlights

Siliconix incorporated
(In thousands, except per share and employment data)         2000           1999            1998

Net sales                                             $     473,145   $    383,308   $     282,346

Gross profit                                          $     212,929   $    158,329   $      98,016

Research and development expense                      $      21,022   $     16,979   $      17,110

Selling, marketing, and administrative expense        $      54,251   $     48,688   $      55,451

Restructuring expense                                 $           -   $          -   $      19,751

Interest expense/(income)                             $     (5,434)   $        769   $       2,795

Other expense                                         $       2,920   $        646   $       1,658

Income before income taxes and minority interest      $     139,712   $     90,791   $         908

Income taxes                                          $      31,870   $     24,453   $           -

Minority interest in income of consolidated           $         237   $        221   $         170
subsidiary

Net income                                            $     107,605   $     66,117   $         738

Net income per share (basic and diluted) (1)          $        3.60   $       2.21   $        0.02

Total assets                                          $     503,901   $    346,678   $     317,259

Stockholders' equity                                  $     323,846   $    216,301   $     150,140

Year-end worldwide employment                                 1,893          1,752           1,642


(1) Earnings per share has been adjusted to give effect to the three-for-one stock split of the Company's common shares in February 2000.

Five-year Summary of Selected Financial Data


Siliconix incorporated
(In thousands, except per share and
employment data)                            2000      1999       1998          1997       1996
Net sales                                 $473,145   $383,308   $282,346      $321,551   $268,934

Operating income                          $137,198   $ 92,206   $  5,361(1)   $ 43,980   $ 31,811


Net income                                $107,605   $ 66,117   $    738      $ 33,012   $ 25,977

Per share data: (2)

     Net income (basic and diluted)       $   3.60   $   2.21   $   0.02      $   1.10   $   0.87

Shares used to compute basic and
diluted net income
per share                                   29,879     29,879     29,879        29,879     29,879

Total assets                              $503,901   $346,678   $317,259      $281,509   $238,669

Capital expenditures                      $ 67,905   $ 33,835   $ 35,593      $ 40,244   $ 39,511

Total long-term debt, including related   $  1,813   $  1,700   $ 51,791      $ 38,457   $ 39,429
party

Year-end worldwide employment                1,893      1,752      1,642         1,266      1,228

(1) Included in operating income for 1998 is a restructuring charge of $19,751 relating to the acquisition on March 2, 1998 of the 80.4% interest in the Company by Vishay (see Note 12 of Notes to Consolidated Financial Statements).

(2) Earnings per share and average shares outstanding have been adjusted to give effect to the three-for-one split of the Company's common shares in February 2000.

Selected Quarterly Financial Data

Siliconix
incorporated
Unaudited
(In thousands, except per share data)

                                      2000                                1999
                      Fourth    Third  Second    First    Fourth    Third  Second   First
Net sales              $111,605   $126,738   $120,337   $114,465   $110,132   $101,328   $ 90,807   $ 81,041

Gross profit           $ 46,777   $ 57,802   $ 54,766   $ 53,584   $ 49,425   $ 42,906   $ 36,025   $ 29,973

Net income             $ 23,731   $ 29,339   $ 27,792   $ 26,743   $ 24,368   $ 18,818   $ 13,206   $  9,725

Net income per share   $   0.79   $   0.98   $   0.93   $   0.90   $   0.82   $   0.63     $ 0.44   $   0.33
(basic and diluted)(1)

(1) Earnings per share has been adjusted to give effect to the three-for-one split of the Company's common shares in February 2000.

Management's Discussion & Analysis of Financial Condition and Results of Operations

The statements in this management's discussion and analysis of financial condition and results of operations that are forward looking reflect management's current opinions, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those stated or implied. Siliconix incorporated assumes no obligations to update this information.

Overview

Siliconix incorporated (the "Company") is engaged in designing, manufacturing, and marketing power and analog semiconductor products. The Company is a leading manufacturer of Power MOSFETs, Power ICs, and analog Signal Processing devices for computers, cellular phones, fixed communication networks, automobiles and other electronic systems. Power MOSFETs are low-voltage, surface-mount products primarily used in the communication, computer, and automotive markets. Power ICs are integrated circuits used in communication and data storage applications. Signal Processing products are a wide array of commodity products such as Analog Switches, Low Power MOSFETs, and JFETs used in the industrial and consumer markets.

The Company manufactures power products in a Class 1 six-inch wafer fab in Santa Clara, California and through subcontracted wafer fabrication in Itzehoe, Germany. The Company has largely completed, but is still in the process of transferring its power product technology to a subcontractor in Japan in order to leverage the lower manufacturing costs overseas as well as to insure adequate supply of wafers in the future. Analog switches and multiplexers were fabricated in the Company's four-inch wafer fab in Santa Clara. However, as previously announced, the Company closed this facility on December 31, 1999, due to the age of the facility and its lack of cost competitiveness. The manufacturing of wafers for analog switches and multiplexers is now being done through an outsourcing arrangement by a foundry in Dresden, Germany. Small signal transistors are manufactured by a subcontractor in Beijing, China. Assembly and test facilities include Company owned facilities in Koahsiung, Taiwan and Shanghai, China, as well as subcontractors in the Philippines, Taiwan, China and Japan.

During the fourth quarter of 2000, Siliconix began to experience a slowdown in the business, which resulted in net sales of $111,605,000 compared to net sales of $126,738,000 in the third quarter 2000. The Company is currently experiencing a slowdown in bookings due to a downturn in the computer and cell phone handset markets. Accordingly, the shipments for the year ended December 31, 2001 are expected to be less than the shipments recorded for the year ended December 31, 2000.

Vishay Intertechnology, Inc. ("Vishay"), a Fortune 1000 Company, owns an 80.4% interest in the Company. Vishay is a leading U.S. and European manufacturer of passive electronic components (resistors, capacitors, and inductors) and a leading producer of discrete semiconductor components (diodes, transistors and optoelectronic products). All of these components are vital to the operation of electronic circuits and can be found in computers, telephones, TVs, automobiles, household appliances, medical equipment, satellites, military and aerospace equipment. With headquarters in Malvern, Pennsylvania, Vishay employs over 20,000 people in over 60 facilities in the U.S., Mexico, Germany, Austria, the United Kingdom, France, Portugal, the Czech Republic, Israel, Japan, Taiwan (R.O.C.), China, and the Philippines.

Results of Operations

Year Ended December 31, 2000 compared to Year ended December 31, 1999

Net Sales

Net sales for 2000 were $473.1 million compared to $383.3 million in 1999. The increase of 23% from the prior year was primarily due to strong sales in North America and Europe as well as an increase in all other geographic regions. Although the backlog as of December 31, 2000 remains strong, the Company is experiencing a slowdown in bookings due to a slowdown in the computer market, and overly optimistic industry forecasts for the cell phone handset market has led to excess inventories of handsets. These inventory adjustments, which are in all product lines, are larger and have lasted longer than anticipated. These adjustments are now expected to continue into 2001. In 2000, net sales for the Company increased in every geographic region when compared to 1999. Net sales in the Asia Pacific region (excluding Japan), North America, Europe and Japan were 16%, 31%, 29%, and 25% higher than 1999, respectively.

Gross Profit

Gross profit as a percentage of net sales was 45% in 2000 compared to 41% in 1999. The increase in margins for the year ended December 31, 2000 was mainly due to economies of scale in manufacturing operations and further productivity improvements, as well as further advances in technologies. Cost reduction programs, such as the conversion of the Trench FET product line to the Company's proprietary 32-million cell process, allowed further migration to the Company's smaller more profitable products.

Management expects continued pricing pressures throughout the year 2001. In an effort to preserve the Company's operating results, the Company will continue to aggressively implement cost reduction programs as well as focus on the development of new products, which tend to have higher margins.

Research and Development

Research and development expenses were $21.0 million in 2000 as compared to $17.0 million in 1999, a 24% increase. The Company's research and development expenditures as a percentage of net sales were 4.4% in 2000 and 1999, respectively. The increase in research and development expenses in 2000 reflected the Company's continued commitment to the development of new products and technologies. New product introductions remain critical to the Company's success. As a result, the Company introduced 119 new products in 2000 compared to 91 in 1999. In the fourth quarter of 2000, the Company announced a new standard in Trench silicon technology with our 178 million-cell per square inch process, which allows performance enhancements for our MOSFETs while also generating significantly more die per wafer than with the Company's 32-million cell per square inch process. The Company also introduced a proprietary leadless Power PAKTM package for space sensitive power applications and unveiled a proprietary chip-scale power MOSFET packaging technology that will even further reduce the size of the devices required to manage and convert power in cell phones and handheld internet appliances. These MICRO FOOTTM devices will allow designers to obtain the same performance as devices packaged in the standard TSOP-6 in a footprint that is 70% smaller and with a 50% lower height profile. These product platforms will be crucial in the current business environment as these provide competitive advantages to the Company's customers with better performances and smaller form factors for their new product development.

Selling, Marketing, and Administration

Selling, marketing and administration expenses were $54.3 million in 2000 compared to $48.7 million in 1999. The increase of selling, marketing and administration expenses in 2000 compared to 1999 was primarily due to increased sales and marketing spending, consistent with higher revenues and increased new product introduction. Selling, marketing and administrative expenses, as a percentage of net sales, decreased to 11.5% in 2000 as compared to 12.7 % in 1999.

Restructuring

The Company incurred a pre-tax restructuring charge of $19.8 million relating to the acquisition on March 2, 1998 of the 80.4% interest in the Company by Vishay. In February of 1998, the Company began an across-the-board assessment of its cost structure. In connection with this assessment and in response to the downturn of the semiconductor market experienced in 1998, actions were taken to streamline operations and leverage synergies with the parent company. At December 31, 1999, 78 employees had been terminated and the Company charged $17.1 million in cost, of which $10.8 million was paid and $6.3 million was written off. At December 31, 1999, a restructuring charge of $2.7 million remained accrued, primarily relating to ongoing scheduled severance payments and pending contract cancellations being executed under the restructuring plan. At December 31, 2000, the restructuring plan was completed.

Interest Expense

Interest income for the year 2000 was $5.4 million compared to interest expense of $0.8 million in 1999. The Company repaid all of its outstanding loans as of December 31, 1999 and invested its excess cash during fiscal year 2000. The Company had invested some of its excess cash ($37 million) with Vishay, to provide the Company with short-term interest income. The investment with Vishay had an interest rate of 7.5% and was callable by the Company at any time. This rate compared favorably to other investment vehicles that offered similar terms and conditions. All other excess cash not immediately needed to fund the Company's operations is invested in overnight investment accounts as well as money market funds. During December 2000, Vishay repaid the $37 million loan to the Company.

Other Expense, net

Other expense was $2.9 million for the year ended December 31, 2000 compared to $0.6 million in 1999. The increase in expenses in 2000 compared to 1999 was mainly due to foreign exchange losses on the Company's assets denominated in European currencies.

Income Tax Expense

Income tax expense for the year ended December 31, 2000 increased by $7.4 million compared to 1999 primarily due to the increase of earnings before tax. The effective tax rate for the year ended December 31, 2000 was 22.8% as compared to 26.9% for the prior year. The decrease in the tax rate for the year ended December 31, 2000 was due to an increase in net earnings in low tax rate jurisdictions.


Year ended December 31, 1999 compared to Year ended December 31, 1998

Net Sales

Net sales for 1999 were $383.3 million compared to $282.3 million in 1998. The increase of 36% from the prior year was primarily due to strong sales in the Asia Pacific region as well as an increase in all other geographic regions. In 1999, the Company recovered from the downturn experienced in the semiconductor industry in 1998 and transitioned to a period of capacity expansion and investment in advanced technology. Demand for Power MOSFET products in telecommunication and computer applications, including portable phones, notebooks and desktop computers increased significantly from 1998 due to strong demand from our major OEM's, especially in the Asia Pacific region, and the solidification of pricing for its products.

In 1999, net sales in the Asia Pacific region (excluding Japan), North America, Europe, and Japan were 48%, 26%, 9% and 103% higher than in 1998, respectively. Net sales increased throughout the world due to strong demand in the Company's key market segments of portable communication, computers and automotive. Sales in the Asia Pacific region were further fueled by the recovery of the Asian economy and by the continuing trend at some of the Company's major OEM customers to shift their manufacturing to this region from North America in order to leverage the region's lower labor costs.

Gross Profit

Gross profit as a percentage of net sales was 41% in 1999 compared to 35% in 1998. The increase in margins in 1999 was primarily due to the result of manufacturing efficiencies gained from full utilization of the Company's existing manufacturing capacities and further advances in technologies, that allowed a product mix shift to the Company's smaller, more profitable products, and the continued implementation of productivity improvement and cost reduction programs.

In 1999, the Company continued to experience pricing pressures in its key markets. While the level of price erosion slowed from the level experienced in 1998, the Company continued to try to preserve its margins by focusing on productivity improvements and cost reduction initiatives, leveraging low cost manufacturing alternatives, and continuing to develop new, more cost effective technologies.

Research and Development

Research and development expenses were $17.0 million in 1999 as compared to $17.1 million in 1998. The Company's research and development expenditures as a percentage of net sales decreased to 4.4% in 1999 from 6.1% in 1998, primarily due to the Company's strong sales volume. While research and development expenditures in absolute were similar to the prior year, the Company was able to release 91 new products in 1999 compared to 68 in 1998 due to the Company's continued focus on improving time to market. New product introductions were focused primarily in the Company's core markets of communication, automotive and computer applications and also included the release of several new platform technologies. Some of the major research and development accomplishments in 1999 included: the release of the first products utilizing the Company's new ChipFETTM packaging technology, which results in smaller footprint products with enhanced performance characteristics; the release of the new 3-volt family of low voltage switchers targeted at the low power requirements of today's portable communication and computer applications; the significant improvements made to the Company's high voltage buck-boost converters for the telephone communication market which increases the level of circuit integration and dramatically reduces the number of external components that its customers will need in their end applications; and the release of optimized pulse - with modulation MOSFETS for DC/DC applications allowing for more efficient battery usage. Other significant accomplishments included the release of our SC70 packaged products and the establishment of our first offshore design center in the United Kingdom.

Selling, Marketing, and Administration

Selling, marketing, and administration expenses were reduced to $48.7 million in 1999 compared to $55.5 million in 1998. In response to the increasing competitive business environment, the Company executed its restructuring plan and implemented certain cost reduction initiatives that reduced the Company's overall cost structure. As a result, the Company's selling, marketing, and administration expenses continued to decline, decreasing $6.8 million in 1999 compared to 1998. These expenses declined to 12.7% of net sales in 1999, compared to 19.6% in 1998.

Restructuring

The Company incurred a pre-tax restructuring charge of $19.8 million relating to the acquisition on March 2, 1998 of the 80.4% interest in the Company by Vishay. In February of 1998, the Company began an across-the-board assessment of its cost structure. In connection with this assessment and in response to the downturn of the semiconductor market experienced in 1998, actions were taken to streamline operations and leverage synergies with the parent company. Of the $19.8 million total, approximately $12.6 million related to employee termination costs covering seven key executives and 72 technical, production, and administrative employees. The remaining $7.2 million restructuring charge related to the closure of a manufacturing facility, termination of certain distributors, write down of certain assets and other expenses. At December 31, 1999, 78 employees had been terminated and the Company charged $17.1 million in cost, of which $10.8 million was paid and $6.3 million was written off. At December 31, 1999, a restructuring charge of $2.7 million remained accrued, primarily relating to ongoing scheduled severance payments and pending contract cancellations being executed under the restructuring plan.

Interest Expense

Interest expense for 1999 decreased 72% from $2.8 million in 1998 to $0.8 million in 1999 as a result of the Company's strong operating cash flow and the resulting aggressive debt retirement plan. In 1999, the Company repaid two promissory notes with Vishay in the amount of $50.6 million.

Other Expense, net

Other expense, net decreased by $1.0 million from an expense of $1.6 million in 1998 to an expense of $0.6 million in 1999. The decrease in 1999 compared to 1998 was primarily due to a one-time charge recorded in 1998 in connection with the consolidation of Simconix.

Income Tax Expense

Income tax expense for 1999 increased $24.5 million over 1998 primarily due to the increase of earnings before tax.

Financial Condition, Liquidity, and Capital Resources

As of December 31, 2000, the Company had $134.3 million in cash and cash equivalents, compared to $57.9 million in cash and cash equivalents and short-term note receivable from affiliate at December 31, 1999. The significant increase from the prior year relates to the Company's strong operating cash flows driven by its increasing revenues.

Net cash provided by operating activities was $143.8 million in 2000, compared to $95.4 million in 1999. Accounts receivable increased $11.8 million in 2000 as a result of higher revenues. In addition, net affiliate payables and receivables decreased by $2.9 million in 2000 compared to 1999 mainly due to timing of cash payments to unconsolidated affiliates. Accrued liabilities and contingencies increased by $10.2 million due to an increase in management incentive programs and taxes payable.

Inventories increased by $19.0 million for the year ended December 31, 2000 as compared to the prior year. Raw materials as of December 31, 2000 increased by $5.9 million from December 31, 1999 as the Company began to increase its purchases of silicon, piece parts and foundry wafers to support higher production requirements and to avoid bottlenecks in its supply chain. Work in process as of December 31, 2000 decreased by $1.4 million from December 31, 1999 due to a decrease in the Company's die bank as a result of increased sales volume. In light of product shortages and ongoing customer forecasts, the Company made a strategic decision to build finished goods product ahead of demand. Therefore, finished goods inventory as of December 31, 2000 increased by $14.5 million from December 31, 1999.

Net cash used in investing activities was $36.3 million in 2000, compared to $55.7 million in 1999. Capital expenditures were $67.9 million in 2000 compared to $33.8 million in 1999, primarily related to additions for plant capacity expansion, new technology, and regulatory compliance. Capital spending in 2000 substantially exceeded the 1999 level as the Company continued its capacity expansion plans and invested significantly in its next generation products and technologies. The Company sold its Asia subsidiaries for $6.2 million in May of 1999 (see Note 2 of Notes to Consolidated Financial Statements). During 2000, the Company had an additional $6 million note receivable from affiliate. This investment was callable by Siliconix at any time and bore an interest rate of 6.25% per annum. The note receivable from affiliate in total amount of $37.0 million was repaid during December 2000.

Net cash used in financing activities in 1999 includes the repayment by the Company to Vishay of two loans in the aggregate amount of $50.6 million (see
Note 6 of Notes to Consolidated Financial Statements).

For the next twelve months, management expects that future cash flows from operations will be sufficient to meet its normal operating requirements and to fund its research and development and capital expenditure plans.

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

As of the end of March 2000, the Company settled all outstanding foreign currency forward exchange contracts. As of December 31, 2000, there are no outstanding foreign currency forward exchange contracts.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 138 addresses a limited number of issues causing implementation difficulties for entities applying SFAS 133. We will adopt SFAS No. 133 during our year ending December 31, 2001. To date, we have not engaged in derivative or hedging activities. We are unable to predict the impact of adopting SFAS 133 if we were to engage in derivative and hedging activity in the future.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of Accounting Principles Board (APB) Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25. FIN 44 was effective July 1, 2000. The adoption of FIN 44 did not have a material effect on our financial position or results of operations.

Risk Factors

The Company has in the past, and may in the future, make forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements might be expressed by using words such as "estimates," "assumes," "expects," and "anticipates," and are subject to risks and uncertainties, many of which are beyond the Company's control, that could cause actual results to differ materially from those predicted. Such risks and uncertainties include, but are not limited to, the following:

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

Interest and Currency Rate Exposure

In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks, including market risks associated with interest rate movements, currency rate movements on non-U.S. dollar denominated assets and liabilities, and collectibility of accounts receivable. Due to the short-term nature and insignificant amount of the Company's investment portfolio, an immediate 10 percent increase in interest rates is not expected to have a material effect on the Company's near-term financial condition or results of operations. Forward exchange contracts are purchased to hedge a portion of, but not all, existing firm commitments and foreign currency denominated transactions. Gains and losses on these contracts are recognized in the consolidated financial statements at the time the related transactions being hedged are recognized. Because the effect of movements in currency exchange rates on forward exchange contracts generally offset the related effect on the underlying items being hedged, these financial instruments are not expected to subject the Company to risks that would otherwise result from changes in currency exchange rates. The Company does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses did not have a material effect on the Company's results of operations for fiscal 2000, 1999 or 1998.

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders of Siliconix incorporated:

    We have audited the accompanying consolidated balance sheets of Siliconix incorporated as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siliconix incorporated as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ ERNST & YOUNG LLP


San Jose, California
January 19, 2001

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

Siliconix incorporated
Years ended December 31
(In thousands, except per share data)                              2000          1999         1998

Net sales                                                     $ 473,145    $ 383,308   $ 282,346
Cost of sales                                                   260,216      224,979     184,330
                                                              ---------    ---------   ---------

Gross profit                                                    212,929      158,329      98,016

Operating expenses:
     Research and development                                    21,022       16,979      17,110
     Selling, marketing, and administrative                      54,251       48,688      55,451
     Amortization of goodwill                                       458          456         343
     Restructuring                                                   --           --      19,751
                                                              ---------    ---------   ---------

Operating income                                                137,198       92,206       5,361

Interest expense (income)                                        (5,434)         769       2,795
Other expense                                                     2,920          646       1,658
                                                              ---------    ---------   ---------

Income before income taxes and minority interest                139,712       90,791         908
Income taxes                                                     31,870       24,453          --
Minority interest in income of consolidated subsidiary              237          221         170
                                                              ---------    ---------   ---------

                                                              $ 107,605    $  66,117   $     738
                                                              =========    =========   =========

Net income per share (basic and diluted)                      $    3.60    $    2.21   $    0.02

Shares used to compute basic and diluted earnings per share      29,879       29,879      29,879

See accompanying Notes to Consolidated Financial Statements

BALANCE SHEETS

Siliconix incorporated
As of December 31
(In thousands, except share data)                                              2000        1999
Assets
Current assets:
     Cash and cash equivalents                                             $ 134,265    $  26,876
     Note receivable from affiliate                                               --       31,000
     Accounts receivable, less allowances of $18,299 in 2000 and $18,370
     in 1999                                                                  61,381       49,631
     Accounts receivable from affiliates                                      26,604       16,128
     Inventories                                                              67,384       48,339
     Other current assets                                                     14,476        6,023
     Deferred income taxes                                                    10,152       10,286
                                                                           ---------    ---------
          Total current assets                                               314,262      188,283
                                                                           ---------    ---------

Property, plant, and equipment, at cost:
     Land                                                                      1,715        1,715
     Buildings and improvements                                               50,669       48,027
     Machinery and equipment                                                 341,271      284,496
                                                                           ---------    ---------
                                                                             393,655      334,238
     Less accumulated depreciation                                           212,477      184,812
                                                                           ---------    ---------
          Net property, plant, and equipment                                 181,178      149,426

Goodwill                                                                       7,903        8,361

Other assets                                                                     558          608
                                                                           =========    =========
Total assets                                                               $ 503,901    $ 346,678
                                                                           =========    =========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                      $  45,441    $  27,524
     Accounts payable to affiliates                                           33,864       26,244
     Accrued payroll and related compensation                                 10,114        9,998
     Accrued restructuring charge                                                 --        2,746
     Other accrued liabilities                                                34,733       24,842
                                                                           ---------    ---------
          Total current liabilities                                          124,152       91,354
                                                                           ---------    ---------
Long-term debt, less current portion                                           1,813        1,700
Deferred income taxes                                                         50,602       33,999
Minority interest                                                              3,488        3,324
                                                                           ---------    ---------
     Total liabilities                                                       180,055      130,377
                                                                           ---------    ---------
Commitment and contingencies
Stockholders' equity
     Common stock, par value $0.01; 100,000,000 shares authorized;
     29,879,040 shares issued and outstanding in 2000 and 1999                   299          299
     Additional paid-in-capital                                               59,362       59,354
     Retained earnings                                                       265,007      157,402
     Accumulated other comprehensive  loss                                      (822)        (754)
                                                                           ---------    ---------
          Total stockholders' equity                                         323,846      216,301
                                                                           ---------    ---------
Total liabilities and stockholders' equity                                 $ 503,901    $ 346,678
                                                                           =========    =========

See accompanying Notes to Consolidated Financial Statements

STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                Accumulated
Siliconix incorporated                             Number of    Common   Additional                Other         Total
Years ended December 31                             Common     Stock at   Paid-in-   Retained   Comprehensive  Stockholders
(In thousands)                                      Shares    Par Amount   Capital    Earnings   Income(Loss)    Equity
Balances at December 31, 1997                      29,879   $     299   $  59,283   $  90,547   $    (579)   $ 149,550
Net income                                             --          --          --         738          --          738
Currency translation adjustments                       --          --          --          --        (202)        (202)
                                                                                                             ---------
Comprehensive income                                                                                               536
Proceeds from sale of restricted common stock          --          --          54          --          --           54
                                                                                                             ---------

Balances at December 31, 1998                      29,879         299      59,337      91,285        (781)     150,140
Net income                                             --          --          --      66,117          --       66,117
Currency translation adjustments                       --          --          --          --          27           27
                                                                                                             ---------
Comprehensive income                                                                                            66,144
Proceeds from sale of restricted common stock          --          --          17          --          --           17
                                                                                                             ---------

Balances at December 31, 1999                      29,879         299      59,354     157,402        (754)     216,301
Net income                                             --          --          --     107,605          --      107,605
Currency translation adjustments                       --          --          --          --         (68)         (68)
                                                                                                             ---------
Comprehensive income                                                                                           107,537
Proceeds from sale of restricted common stock          --          --           8          --          --            8
                                                                                                             ---------

Balances at December 31, 2000                      29,879   $     299   $  59,362   $ 265,007   $    (822)   $ 323,846
                                                                                                             =========


See accompanying Notes to Consolidated Financial Statements

STATEMENTS OF CASH FLOWS

Siliconix incorporated
Years ended December 31
 (In thousands)                                                            2000         1999         1998
Cash flows from operating activities:
Net income                                                              $ 107,605    $  66,117    $     738

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                         36,686       32,312       27,379

     Deferred income taxes                                                 16,717       19,025       (3,431)
     Payment of pension benefits                                               --          (33)         (84)
     Restructuring                                                         (2,746)      (2,429)      11,099
     Undistributed earnings from joint venture                                 --           --         (970)
     Other non-cash expenses                                                  253          642          750
     Changes in operating assets and liabilities:
          Accounts receivable                                             (11,750)     (14,072)      22,586
          Accounts receivable from affiliates                             (10,476)      (6,211)      (1,676)
          Inventories                                                     (19,045)       1,082       (5,732)
          Other current assets                                             (9,174)       3,286         (909)
          Accounts payable                                                 17,917        3,577       (7,799)
          Accounts payable to affiliates                                    7,620       (9,100)      17,865
          Accrued liabilities                                              10,191        1,197       (3,565)

Net cash provided by operating activities                                 143,798       95,393       56,251

Cash flows from investing activities:
     Purchase of property, plant, and equipment                           (67,905)     (33,835)     (35,593)
     Sale of Asia subsidiaries                                                 --        6,152           --
     Cash acquired from purchase of business                                   --           --          977
     Proceeds from sale of property, plant, and equipment                     556        2,995          381
     (Purchase) sale of other assets                                           --           --          111
     Short-term investment with affiliate                                  (6,000)     (31,000)       8,586
     Proceeds from short-term investment with affiliate                    37,000           --           --

Net cash used in investing activities                                     (36,349)     (55,688)     (25,538)

Cash flows from financing activities:
     Repayment of long-term debt                                               --      (50,570)      (3,117)
     Proceeds from sale of restricted common stock                              8           17           54

Net cash used/provided in financing activities                                  8      (50,553)      (3,063)

Effect of exchange rate changes on cash and cash equivalents                  (68)          30         (205)


Net increase (decrease) in cash and cash equivalents                      107,389      (10,818)      27,445
Cash and cash equivalents:
Beginning of year                                                          26,876       37,694       10,249

End of year                                                             $ 134,265    $  26,876    $  37,694
Supplemental disclosure of cash flow information:
Interest paid                                                           $      58    $   1,555    $   3,370
Income taxes paid                                                       $  15,060    $   3,559    $   3,218
Noncash financing activity:
Acquisition of 40% interest in Simconix for long-term debt to related
party                                                                   $      --    $      --    $  16,000

See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1 - Organization and Significant Accounting Policies

Organization Siliconix incorporated (the "Company") was founded in 1962 and subsequently reincorporated on March 5, 1987 in Delaware. Vishay
Intertechnology, Inc. of Malvern, Pennsylvania ("Vishay") is the record holder of 80.4% of the Company's outstanding common stock as of December 31, 2000.

Consolidation The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition The Company records sales to original equipment manufacturers and distributors at the time of shipment. The Company's distributors have limited rights of return. The Company records allowances against revenue for estimated product returns and discounts at the time of shipment. The Company adopted SAB 101 in fiscal year 2000 with no impact on financial statements.

Cash and Cash Equivalents Cash equivalents consist of short-term financial instruments which are readily convertible to cash and have original maturities of three months or less.

Note Receivable from Affiliate At December 31, 2000, there are no outstanding related party note receivables balances.

Inventories Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual cost); market is based upon estimated net realizable value. The valuation of inventory at the lower of cost or market requires the use of estimates as to the amounts of current inventory that will be sold. These estimates are dependent on the Company's assessment of current and expected orders from its customers. Inventories are presented using the FIFO method.

Depreciation and amortization Depreciation and amortization are computed for financial reporting purposes using the straight-line method over the estimated useful lives of the respective assets. The estimated lives used are 10 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment. The Company regularly evaluates the appropriateness of the carrying amount of property, plant and equipment. Depreciation expense was $35,457,000, $31,706,000, and $26,444,000 for the years ended December 31, 2000, 1999, and
1998, respectively.

Goodwill and Other Intangibles Goodwill and other intangibles are amortized on a straight-line basis over the periods estimated to be benefited. The Company continually reviews the recoverability of the carrying value of these assets. The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable.

Financial Instruments and Credit Risk Due to the short maturities and/or the variable interest rates of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, debt obligations, accounts payable, and accrued liabilities, the carrying amounts approximate the fair value of the instruments. The Company's financial instruments that are subject to concentrations of credit risk consist primarily of trade receivables. The credit risk related to the Company's trade receivables is mitigated by the Company's ongoing credit evaluations of its customers' financial condition, reasonably short collection terms, and the geographical dispersion of sales transactions. The Company generally does not require any collateral from its domestic customers, although letters of credit are used frequently throughout Asia. Bad debt expense has not been significant over the past three years. A material portion of the Company's revenues in 2000, 1999, and 1998 was derived from the worldwide communication and computer markets. These markets have historically been somewhat volatile, as demand for the end products in these markets has varied widely from time to time. If demand for these end products should decrease significantly, the producers thereof could reduce their purchase of the Company's products which in turn could have a materially adverse effect on the Company's consolidated financial position and results of operations.

Derivative Financial Instruments In prior years, the Company has used financial instruments such as forward exchange contracts to hedge a portion, but not all, of its firm commitments denominated in foreign currencies. The purpose of the Company's foreign currency management is to minimize the effect of exchange rate changes on actual cash flows from foreign currency denominated transactions.

Foreign currency forward exchange contracts designated and effective as hedges of firm commitments are treated as hedges for accounting purposes. Gains and losses on forward exchange contracts are deferred and recognized when the transactions being hedged are recognized. As of December 31, 2000, the Company had no outstanding forward exchange contracts.

Income Taxes Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. On March 2, 1998, as a result of the acquisition of 80.4% of the Company by Vishay, the Company separated from the Daimler-Benz North America, Inc. consolidated group of companies for U.S. tax filing purposes. Thus, the Daimler-Benz Tax Sharing Agreement was terminated and replaced by the Vishay Tax Sharing Agreement. Under the Vishay Tax Sharing Agreement, the Company continues to compute its income taxes on a separate company basis. For the period ended December 31, 2000, the Company is included in the consolidated federal and certain state tax returns of the Vishay affiliated group. In accordance with the Vishay Tax Sharing Agreement, federal and state taxes are determined as if the Company were associated only with its wholly owned subsidiaries, taking into account all tax credits and all carryback and carryforward items. For purposes of these consolidated financial statements, federal, state, and foreign income taxes have been computed as if the Company's tax provision and related liability had been calculated on a separate return basis (see Note 5 of Notes to Consolidated Financial Statements).

Net Income per Share Due to the Company's simple capital structure, basic and diluted EPS are the same.

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

Reclassifications Certain prior year amounts have been reclassified to conform to the current financial statement presentation.

Accounting Pronouncements In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"). SFAS 138 addresses a limited number of issues causing implementation difficulties for entities applying SFAS 133. We will adopt SFAS 133 during our year ending December 31, 2001. We are unable to predict the impact of adopting SFAS 133 if we were to engage in derivative and hedging activity in the future.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - an Interpretation of Accounting Principles Board (APB) Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion

No. 25. FIN 44 was effective July 1, 2000. The adoption of FIN 44 did not have a material effect on our financial position or results of operations.

Commitments and Contingencies Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The costs for a specific environmental clean-up site are discounted if the aggregate amount of the obligation and the amount and timing of the cash payments for that site are fixed or reliably determinable generally based upon information derived from the remediation plan for that site. Recoveries from third parties that are probable of realization and can be reasonably estimated are separately recorded, and are not offset against the related environmental liability.

Note 2 - Related Party Transactions

As of March 2, 1998 the Company became a majority owned subsidiary of Vishay. During 2000 and 1999, Vishay maintained the same sales structure as under Daimler-Benz. The aim of the Vishay sales structure is to unify the activities of the member companies to provide efficiencies by eliminating the duplications of many functions and to bring greater value to end customers by allowing them to deal with one entity for their semiconductor purchasing needs. In order to achieve these goals, the following sales companies were established: TEMIC North America, Vishay Americas Inc., Vishay Asia Pacific and TEMIC Germany. These companies were established to fulfill all sales responsibilities for Vishay within their respective regions. Vishay Americas Inc., a wholly owned subsidiary of Vishay, started its business on May 1, 1999, replacing TEMIC North America, a wholly owned subsidiary of Siliconix incorporated; Vishay Asia Pacific is a division of Vishay Asia Pte. Ltd. ("VAPL"), then a wholly owned subsidiary of the Company; and TEMIC Germany is a division of Vishay Semiconductors. VAPL was sold to Vishay Intertechnology Pte Ltd. ("VIAPL"), a wholly owned subsidiary of Vishay, in May of 1999. The sales companies function as agents of the manufacturing companies, namely Siliconix incorporated and all other Vishay entities, through commission arrangements at a fixed percentage of sales. Under these agreements, the sales companies perform all sales functions under their legal names; however, the sales companies function only in an agency role and the ownership of all sales, receivables, inventory, and risk of loss remains with the manufacturing companies.

The Company and these affiliates entered into several significant transactions and agreements, which are disclosed elsewhere in these consolidated financial statements and related notes. In addition, the following are other transactions between the Company and its affiliates during 2000, 1999, and 1998.

Under the Vishay sales structure, 2000 and 1999 commissions received by the Company pertaining to the sale of affiliate products in the North America and Asia Pacific regions were $0 and $2,866,000, respectively. Commissions paid by the Company in 2000 and 1999 for the North America, Europe, and Asia Pacific regions were $20,037,000 and $12,819,000, respectively. These commission amounts are included in selling, marketing, and administrative expenses in the accompanying statements of operations.

Prior to the acquisition by Vishay, the Company participated in a cash concentration system established by Daimler-Benz North America ("DBNA"), an affiliated company, whereby cash was pooled and invested on a short-term basis with Daimler-Benz Capital Incorporated ("DBCI"), an affiliate of DBNA, to obtain a higher rate of return. Interest rates on the investment were based on the one month LIBOR. Interest income earned in 1998 totaled $28,000. The interest income amount is included in other expense, net in the accompanying statements of operations. The cash concentration system was terminated in March 1998 subsequent to the acquisition of the Company by Vishay.

In 1998, the Company paid $847,000 for research and development costs to Daimler-Benz. These amounts are included in research and development expenses in the accompanying statement of operations.

During 2000, 1999 and 1998, a related party in Itzehoe, Germany ("FHG") was engaged to provide subcontract services to the Company. The fees for these services were $22,734,000, 24,206,000 and $35,219,000, respectively. The company paid operating costs associated with the startup for the Itzehoe facility of $1,540,000 for 1998. These subcontract fees and operating costs are included in cost of sales in the accompanying statements of operations. The Company is committed to pay for operating costs, regardless of the extent of actual manufacturing output, until December 31, 2007. As of December 31, 2000, the Company was not required to make any payment to support FHG's operating expenses.

The Company has entered into certain arrangements with related parties whereby the Company or the related party paid certain selling and administrative expenses on behalf of the other company. These expenses were then billed back to the appropriate party on a periodic basis. During 2000, 1999 and 1998 the Company was reimbursed by related parties for $8,241,000, $7,465,000, and $7,948,000, respectively, for selling and administrative expenses incurred by the Company on their behalf. During the same periods, the Company reimbursed related parties $2,226,000, $2,782,000, and $2,293,000, respectively, for selling and administrative expenses incurred by related parties on the Company's behalf. These selling and administrative amounts are included in selling, marketing, and administrative expenses in the accompanying statements of operations. During 1998, a majority of these related party arrangements were terminated in connection with the acquisition by Vishay. Subsequent to the acquisition, management fee arrangements have been entered into by the Company and related parties to cover occupancy and administrative costs. During 2000, 1999, and 1998, management fees received by the Company were $0, $942,000, and $565,000, respectively, and fees paid by the Company were $1,839,000, $1,885,000, and $1,389,000, respectively.

Product sales to unconsolidated affiliates were $328,000, $464,000, and $1,369,000 during 2000, 1999, and 1998, respectively. These amounts are included in net sales in the accompanying statement of operations.

Long-term debt in 1998 includes two related party promissory notes aggregating $50,570,000 from Vishay. The promissory notes were fully repaid in 1999. Interest expense for this debt for 1999 and 1998 was $1,555,000 and $2,425,000, respectively. Until the acquisition, 1998 long-term debt included a note of $34,570,000 with DBCI which was assigned to Vishay as part of the acquisition. Interest expense related to this debt with DBCI in 1998 was $340,000. These amounts are included in interest expense in the accompanying statement of operations.

Note receivable from affiliate includes a related party promissory note for $31,000,000 from Vishay, issued at the end of December 1999. As the note was granted at year-end, the Company did not record interest income for this loan in 1999. The Company invested an additional $6.0 million in the first quarter of 2000 with Vishay. This investment was made to provide the Company with short-term interest income on its excess cash balances. The investment with Vishay was in the form of a note receivable bearing an interest rate of 7.5% and was callable by the Company at any time. This rate compared favorably to other investment vehicles that offered similar terms and conditions. As of the end of December 2000, the related party promissory note of $37,000,000, together with the interest thereon, were fully paid.

Note 3 - Simconix

On April 1, 1998, Vishay acquired a 40% interest in Simconix, a back-end manufacturing facility in Shanghai, China, for $16,000,000. This interest was sold to the Company on the same date, in exchange for $16,000,000 of long-term debt at 6.25% interest. The Company already had a 50% interest in Simconix dating from 1993 and had been previously reporting its interest in the Simconix joint venture under the equity method of accounting. The Company recognized $970,000 in its consolidated statement of operations as its share of profits for the first three months of 1998. Due to the acquisition of the additional 40% ownership interest, Simconix is now recorded using the purchase method of accounting, and the operating results of Simconix are included in the consolidated financial statements of Siliconix incorporated beginning April 1, 1998. At the time of the purchase, the Company recorded property, plant, and equipment of approximately $15,522,000, and net other assets and liabilities of approximately $7,031,000. The Company also recorded goodwill of $9,163,000 as part of the step acquisition. The goodwill is being amortized on a straight-line basis over 20 years. The 10% minority interest is contractually fixed at $3,000,000 with a fixed return on the investment based on the agreement signed between Vishay and the previous owner.

Note 4 - Inventories

Inventories consisted of the following:

December 31, 2000
(In thousands)
                                              2000                   1999

Finished goods                           $     23,469         $        8,976
Work-in-process                                32,646                 34,015
Raw materials                                  11,269                  5,348
                                         ------------        ---------------
                                         $     67,384         $       48,339
                                         ============        ===============

Note 5 - Income Taxes

Earnings before income taxes from foreign operations for the years ended December 31, 2000, 1999, and 1998 consisted of $87,424,000, $46,289,000 and
$16,316,000, respectively. Income taxes for the years ended December 31, 2000, 1999, and 1998 consisted of the following:

Years ended December 31
(In thousands)                             2000          1999            1998

Current:
     Federal                           $ 14,523        $  5,185        $  1,908
     State and local                         --             100              --
     Foreign                                492             154           1,410
                                       --------        --------        --------

                                         15,015           5,439           3,318
                                       --------        --------        --------
Deferred:
     Federal                             17,239          18,601          (3,150)
     State and local                       (384)            229              --
     Foreign                                 --             184            (168)
                                       --------        --------        --------

                                         16,855          19,014          (3,318)
                                       --------        --------        --------

                                       $ 31,870        $ 24,453        $     --
                                       ========        ========        ========

Income tax expense differs from the amounts computed by applying the federal income tax rate to pretax income as a result of the following:

Years ended December 31
(In thousands)                                   2000         1999         1998

Computed "expected " tax expense               $ 48,816    $ 31,700    $    318
Change in  valuation allowance                       --          --       1,608
Foreign income taxable at different tax rate    (15,685)     (6,554)     (1,789)
Income tax benefit attributable to foreign
sales corporation                                  (880)       (662)         --
State taxes, net of federal benefit                (250)        214          --
Business tax credits                               (512)       (361)       (217)
Other                                               381         116          80
                                               --------    --------    --------
                                               $ 31,870    $ 24,453    $     --
                                               ========    ========    ========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

Years ended December 31
(In thousands)                                               2000        1999

Deferred tax assets:
     Accrued expenses and reserves                        $ 10,739    $ 10,870
     Tax credit carryforwards                                2,049       6,740
                                                          --------    --------

          Total gross deferred tax assets                   12,788      17,610
          Less valuation allowance                              --      (1,950)
                                                          --------    --------

          Net deferred tax assets                           12,788      15,660

Deferred tax liabilities:
     Plant and equipment, principally due to
     differences in depreciation                           (14,743)    (14,098)
     Investment in joint venture                            (2,675)     (2,675)
                                                          --------    --------
     Total gross deferred tax liabilities                  (17,418)    (16,773)
                                                          --------    --------

     Net deferred tax asset (liability)                   $ (4,630)   $ (1,113)
                                                          --------    --------

At December 31, 2000, the Company had the following carryforwards for tax purposes:

(In thousands)
                                                                       Expires
Credits:
     California investment credit                $          2,773      2005-2007
     California research credit                  $            380  No Expiration

The Company has not provided for U.S. federal and state income taxes on $201.2 million of non-U.S. subsidiaries' undistributed earnings as of December 31, 2000, because such earnings are intended to be reinvested outside the United States indefinitely.

The Company's U.S. income tax returns for the years ended 1996 through 1998 are presently under examination by the Internal Revenue Service. Management believes that any potential tax assessment plus related interest and penalties, if any, have been sufficiently provided for in the financial statements.


Note 6 - Debt Obligations

The Company's debt obligations were as follows:

December 31
(In thousands)                                    2000            1999

Unfunded retirement costs                         1,813          1,700
                                                  -----          -----

Total debt                                        1,813          1,700
                                                  -----          -----

Less current portion                                 --             --

Total long-term borrowings                       $1,813         $1,700
                                                 ======         ======

At December 31, 2000, the Company had no related party borrowings.


Note 7 - Geographic and Industry Segment Reporting

The Company is engaged primarily in the designing, marketing, and manufacturing of power and analog semiconductor products. The Company is organized in three operating segments, which due to their inter-dependencies, similar long-term economic characteristics, shared production processes and distribution channels have been aggregated into one reportable operating segment. An original equipment manufacturer (OEM) and a Japanese distributor each accounted for more than 10% of net sales in 2000, 1999, and 1998. Information in relation to these two customers is as follows:

Year ended December 31
(In thousands)


OEM Customer                                                          2000             1999            1998
% of net revenue contributed by the OEM customer                       11%              15%             11%
Account Receivable Balance as of December 31                   $     4,117      $     6,108     $     3,625

Japanese Distributor
% of net revenue contributed by the Japanese distributor               11%              10%              7%
Account Receivable Balance as of December 31                   $     6,242      $     5,353     $     3,037

The Company maintains subsidiaries in the Netherlands, United Kingdom, China, and Taiwan. The Company has manufacturing operations in the United States, Taiwan, China and through subcontractors in Germany and various countries throughout Asia.

Information about the Company's operations by geographic area is shown in the following table:

Year ended December 31
(In thousands)

Net Sales                                       2000          1999         1998
---------
North America                                 $128,349     $ 98,042     $ 78,065
Europe                                         101,221       78,350       72,168
Japan                                           50,022       40,007       19,700
Taiwan                                          58,876       61,983       29,530
Singapore                                       54,531       38,322       36,425
Asia Pacific                                    76,300       63,632       45,012
All Other                                        3,846        2,972        1,446
                                              --------     --------     --------
                                              $473,145     $383,308     $282,346


Long-Lived Assets at December 31

United States                                 $153,585     $115,440     $117,102
All other                                       36,054       42,955       43,517
                                              --------     --------     --------
                                              $189,639     $158,395     $160,619

Note 8 - Leases and Commitments

At December 31, 2000, the future minimum commitments for all non-cancelable operating leases were as follows:

(In thousands)

2001                                                               $     974
2002                                                                     548
2003                                                                     439
2004                                                                      26
2005                                                                      24
Thereafter                                                                72
                                                                   ----------
Total minimum lease payments                                       $   2,083
                                                                   ----------

The Company leases land, office facilities, and equipment under operating leases. Operating lease expenses were $3,362,000, $4,219,000, and $6,252,000 in 2000, 1999, and 1998, respectively.

The Company has entered into product license agreements, which provide, among other things, that the Company makes royalty payments based on sales of certain products at royalty rates specified in the agreements. The product license agreements either have a fixed term or terminate upon expiration of the licensors' underlying patents. There is no contractual limit to royalty payments. Royalty expenses under these royalty agreements were $5,439,000, $5,000,000, and $4,463,000 in 2000, 1999, and 1998, respectively. Included in accrued liabilities are royalties payable of $2,949,000 and $2,855,000 at December 31, 2000 and 1999, respectively.

Note 9 - Employee Benefit Plans

The profit sharing element of the Siliconix incorporated Retirement Plan Trust (the "Plan") provides for annual contributions by the Company of up to 10% of consolidated income before taxes (as defined). Vesting in the profit sharing element of the Plan occurs ratably over a five-year period. Upon employee termination, non-vested contributions are forfeited and reduce the Company's current and/or future contributions to the Plan. The Company's contributions under the plan were $7,246,000, $5,982,000, and $845,000 in 2000, 1999, and
1998, respectively. The tax deferred savings element of the Plan allows eligible employees to contribute up to 15% of their compensation. The Company matches a portion of each participating employee's contribution. The Company's matching contributions were $1,115,000, $1,188,000, and $1,064,000, in 2000, 1999, and
1998, respectively.

The Company's U.S. defined benefit pension plan was terminated in 1998. The Company's subsidiary in Taiwan has a defined benefit pension plan that covers substantially all of its employees. The Company's accrued pension benefit related to the plan was $1,813,000 and $1,700,000 at December 31, 2000 and 1999, respectively.

Note 10 - Employee Stock Plan

From 1973 through the fourth quarter of 1990, the Company's Board of Directors authorized the sale of restricted common stock to certain key employees and directors for initial payments below market values. Vested shares are subject to the Company's lifetime right of first refusal to purchase the shares. In the event the Company declines to purchase the shares, a fixed amount of $1.02 (the "delta") determined by the Company's plan of reorganization is paid to the Company. Fully vested shares outstanding under this plan at a delta of $1.02 per share at December 31, 2000, 1999, and 1998 were 171,549, 179,577, and 196,077, respectively. There were no shares issued under this plan during 2000, 1999, and 1998. The number of vested shares exercised by employees during 2000, 1999, and 1998 were 8,028, 16,500, and 53,037, respectively, resulting in payments of $8,189, $16,830, and $54,098, respectively, to the Company which are included in additional paid-in-capital. During 2000, 1999, and 1998, no vested shares were sold to the Company.

Note 11 - Contingencies

In 2000, the Company was a party to two environmental proceedings. The first involves property that the Company vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to the Company and the current owner of the property. The Order alleged that the Company contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. The Company subsequently reached a settlement of this matter with the current owner of the property. The settlement provided that the current owner will indemnify the Company and its employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which the Company remains nominally subject.

The second proceeding involves the Company's Santa Clara, California facility, which the Company has owned and occupied since 1969. In February 1989, the RWQCB issued Cleanup and Abatement Order No. 89-27 to the Company. The Order was based on the discovery of contamination of both the soil and the groundwater on the property by certain chemical solvents. The Order called for the Company to specify and implement interim remedial actions and to evaluate final remedial alternatives. The RWQCB issued a subsequent order requiring the Company to complete the decontamination. The Company has substantially complied with the RWQCB's orders.

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

Note 12 - Restructuring Charge

The Company incurred a pre-tax restructuring charge of $19.8 million relating to the acquisition on March 2, 1998 of the 80.4% interest in the Company by Vishay. In February of 1998, the company began an across-the-board assessment of its cost structure. In connection with this assessment and in response to the downturn of the semiconductor market experienced in 1998, actions were taken to streamline operations and leverage synergies with the parent company. Of the $19.8 million total, approximately $12.6 million related to employee termination costs covering seven key executives and 72 technical, production, and administrative employees. The remaining $7.2 million restructuring charge related to the closure of a manufacturing facility, termination of certain distributors, write down of certain assets and other expenses. At December 31, 2000, the restructuring plan was completed.

Note 13 - Comprehensive Income

The following are the components of comprehensive income (in thousands):

                                                     2000          1999          1998
Net income                                         $ 107,605    $  66,117    $     738
Foreign currency translation adjustment                  (68)          27         (202)

Comprehensive income                                 107,537       66,144          536

The component of accumulated other comprehensive
loss is as follows:
Foreign currency translation adjustment            $    (822)   $    (754)   $    (781)

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

In March 2000, the Company settled all outstanding foreign currency forward exchange contracts and there were no such contracts as of December 31, 2000.

Note 15 - Subsequent Events (Unaudited)

On February 22, 2001, Vishay announced its proposal to purchase any and all outstanding shares of common stock of Siliconix Incorporated not already owned by Vishay at a price of $28.82 per share in cash. This amount (approximately $169,000,000) would be financed through borrowings under Vishay's revolving line of credit. The purchase would be made through a tender offer, subject to customary conditions, in accordance with the rules of the Securities and Exchange Commission. Vishay also indicated that it might offer to exchange the Siliconix shares for shares of Vishay's common stock. Depending upon whether the exchange would be tax free to Siliconix stockholders, Vishay would expect that the value per share of Siliconix in an exchange offer would be somewhat less than the cash price.

Vishay also stated that, if it holds at least 90% of the outstanding Siliconix shares following the completion of the offer, it may effect a "short form" merger of Siliconix with a Vishay subsidiary. If such a merger takes place promptly after the offer, the consideration given to the stockholders in the merger would be the same as the consideration received by tendering stockholders in the offer.

This proposal is currently being evaluated by a special committee of directors of Siliconix appointed by the Board of Directors in March 2001.

Following the announcement of Vishay's proposal, several purported class action complaints were filed against Vishay, Siliconix and the Siliconix directors, alleging, among other things, that the proposed transaction is unfair and a breach of fiduciary duty, and seeking, among other things, to enjoin the transaction. Vishay and the Company have not yet responded to the complaints.

Siliconix incorporated common stock is traded on the NASDAQ Stock Market under the symbol SILI. Presented below are the highest and lowest "last trade" stock prices for the indicated quarters. These prices reflect the three-for-one stock split that occurred in February 2000.


                             2000                                      1999
                     High           Low                       High          Low

4th Quarter    $     461/2    19 11/16     4th Quarter   $  48 1/3    $ 15 1/12
3rd Quarter        72 3/16       441/4     3rd Quarter      17 3/8      12 1/6
2nd Quarter          953/4       511/2     2nd Quarter      14 1/6       6 1/6
1st Quarter         1441/2      39 3/8     1st Quarter      8 1/12      6 7/12