Form 10-K/A
period 2000-12-31
SILICONIX INC
filed 2001-04-30
CIK 90283

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No. 1)

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


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Siliconix incorporated 2000 Annual Report to Stockholders are incorporated into Parts I, II, and IV.

                                    Part III


Item 10.  Directors and Executive Officers of the Registrant.

Directors
---------

         The following sets forth the name, age and principal occupation of each director of Siliconix incorporated (the "Company"), his or her position with the Company and business experience during the past five years, and the year each was first elected a director of the Company.

Name                       Age        Business Experience During Past Five Years
----                       ---        ------------------------------------------

King Owyang                55         President and Chief Executive Officer of
                                      the Company (since 1998); Executive Vice
                                      President, Technology and Silicon
                                      Operations (1992-1998); director of
                                      Siliconix since 1998.

Everett Arndt              50         Operations Administrative President, North
                                      America of Vishay Intertechnology, Inc.
                                      ("Vishay"), the indirect holder of 80.4% of the Company's outstanding Common Stock
                                      (since 1998); Vice President, Controller
                                      North America of Vishay (1995-1998); Vice
                                      President and Controller of Vitramon,
                                      Incorporated (a subsidiary of Vishay since
                                      1995) (1987-1995); director of Siliconix since 1998.

Lori Lipcaman              43         Operations Senior Vice President and
                                      Controller of Vishay (since 1998); Vice
                                      President and Controller of Vishay Europe
                                      GmbH (1996-1998); Director of European
                                      Accounting of Vishay (1991-1996); Director of Finance and Accounting of Sprague
                                      France (a subsidiary of Vishay since 1992)
                                      (1993-1996); director of Siliconix since
                                      1998.

Michael Rosenberg          72         Independent consultant to Vishay (since
                                      1992); also served as President and CEO of Diodes, Inc., Westlake Village,
                                      California, a manufacturer of discrete
                                      semiconductors (October 1997 to March
                                      2000); director of Siliconix since 2000.

Mark Segall                38         Senior Vice President, Director of
                                      Investment Banking and General Counsel at
                                      Investec Ernst & Company, the United
                                      States subsidiary of Investec Bank Ltd., an international specialist bank (since
                                      1999); partner with the law firm of Kramer
                                      Levin Naftalis & Frankel LLP, New York,
                                      New York, specializing in international
                                      mergers and acquisitions and securities
                                      matters (1991-1999); serves on the Board of Directors of Integrated Asset
                                      Management, Greg Manning Auctions, Inc., and Trident Rowan Group, Inc.; director of
                                      Siliconix since 2000.

Glyndwr Smith              62         Assistant to the CEO and Senior Vice
                                      President, Marketing Intelligence of
                                      Vishay (since 1991); director of Siliconix since 1998.

Timothy V. Talbert         54         Senior Vice President, Chief Credit
                                      Office, Lease Corporation of America
                                      (since 2001); Vice President, Chief Credit
                                      Office, Lease Corporation of America
                                      (2000-2001); Senior Vice President and
                                      Director of Asset Based Lending and
                                      Equipment Leasing, Huntington National
                                      Bank (1997-2000); prior to that, served in a variety of positions with Comerica Bank for more than 20 years; director of Siliconix since 2001.

Executive Officers
------------------

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

         Dr. Yilmaz, age 46, joined the Company in March 1988 as Manager of Device Design and Engineering. He became World Wide Product and Test Engineering Senior Manager in July 1992; Director in June 1993; Senior Director, IC Design and Engineering and Acting Senior Director, World Wide Product and Test Engineering in October 1995; Senior Director of Engineering for the Power MOS Business Unit in July 1996; and Senior Vice President and head of the Power MOS Business Unit in August 1997. He assumed the additional post of Executive Vice President in September 2000. Dr. Yilmaz holds B.S., M.S. and Ph.D. degrees in Electrical Engineering.

         Mr. Bacile, age 53, joined the Company in May 1999 as Senior Vice President of the Siliconix Standard Products Unit. He became Executive Vice President of the Company in September 2000. Prior to joining the Company, Mr. Bacile served as Vice President of Marketing for California Micro Devices Corporation, Milpitas, California, from July 1996 to April 1999. Prior to that, he served as Vice President of Marketing and R&D at Dynacraft (a National Semiconductor Company) from June 1990 to May 1996. Mr. Bacile holds a Bachelor Degree in Electronics.

Compliance with  Section 16 of the Securities Exchange Act of 1934
------------------------------------------------------------------

         Directors and executive officers are required to comply with section 16 of the Securities Exchange Act of 1934 ("Exchange Act"), which requires generally that such persons file reports on (i) Form 3 with the Securities and Exchange Commission ("SEC") within ten days of their appointment or election to such office, to disclose their initial ownership of the Company's Common Stock and (ii) Form 4 with the SEC on or before the tenth day of the month following any month in which they engage in any transaction(s) in the Company's Common Stock, to report the particulars of such transaction(s). All directors and executive officers timely filed all required reports under section 16 of the Exchange Act with respect to events and transactions that occurred in the fiscal year ended December 31, 2000.


Item 11.  Executive Compensation.

         The following table shows, as to the Chief Executive Officer and each of the four other most highly compensated executive officers (collectively, the "Named Executive Officers"), information concerning compensation paid for services to the Company in all capacities during the fiscal year ended December 31, 2000, as well as the total compensation paid to each such individual for the Company's previous two fiscal years (if such person was the Chief Executive Officer or an executive officer, as the case may be, during any part of such fiscal year).

Summary Compensation Table
--------------------------

                                                                                        Long Term
                                                 Annual Compensation                  Compensation
        Name and                                                     Other Annual                         All Other
   Principal Position       Year       Salary           Bonus        Compensation     LTIP Payouts     Compensation(1)
   ------------------       ----       ------           -----        ------------     ------------     ------------
King Owyang                2000    $501,850(3)       $174,340             (4)                0             $76,312
President and              1999    $367,515          $179,465             (4)                0             $47,428
CEO (2)                    1998    $355,386          $221,892        $167,087(5)         $123,300          $11,099

Hamza Yilmaz               2000    $275,816          $142,395        $ 64,684(7)             0             $76,312
Executive Vice             1999    $234,000          $119,897        $ 64,549(8)             0             $47,428
President (6)              1998    $233,699          $125,166        $ 64,139(9)         $ 66,818          $11,099

Nick Bacile                2000    $220,243          $144,927        $ 38,514(11)            0             $76,312
Executive Vice
President (10)

Mike Chang                 2000    $224,996          $ 66,112             (4)                0             $ 1,008
Executive Vice             1999    $248,664          $130,654        $ 84,874(13)            0             $47,428
President (12)             1998    $226,561          $124,695        $ 81,151(14)        $ 71,060          $10,799

Jens Meyerhoff             2000    $246,628          $ 97,370        $164,481(16)            0             $76,312
Senior Vice President      1999    $195,687          $128,706             (4)                0             $47,428
Administration and         1998    $159,621          $ 79,175        $ 25,419(17)        $  8,287          $10,702
Chief Financial
Officer (15)

------------------
(1) The Company does not have any stock option or stock purchase plans, although options to purchase Vishay stock were issued to certain executive officers under the Vishay Intertechnology 1998 Stock Option Program. See "Options Granted During Fiscal 2000" below. All Other Compensation includes Company contributions to the individuals' respective Tax Deferred Savings Plan ("TDSP") and Profit Sharing Plan ("PSP") accounts, and payment by the Company of group term life insurance premiums on their behalf. In 2000 these amounts were--Owyang, Yilmaz, Bacile, and Meyerhoff: TDSP, $5,100; PSP, $70,204; insurance, $1,008; Chang:
TDSP, $0; PSP, $0; insurance, $1,008.

(2) Dr. Owyang became President and Chief Executive Officer in March 1998. Prior to that he served as Executive Vice President.

(3) This amount includes $108,626 of compensation for accrued but unused vacation time.

(4) Other Annual Compensation includes amounts paid for car allowances and for reimbursement of medical expenses. In these cases, the amounts totaled less than the lesser of (i) 10% of each officer's salary plus bonus for the year or (ii) $50,000.

(5) This amount includes $150,000 of forgiven loans for the purchase of a personal residence and other personal expenses.

(6) Dr. Yilmaz became Executive Vice President in September 2000. Prior to that he served as Senior Vice President and head of the Power MOS Business Unit.

(7) This amount includes $46,600 of forgiven principal and interest on a loan for personal expenses.

(8) This amount includes $49,101 of forgiven principal and interest on a loan for personal expenses.

(9) This amount includes $40,000 of forgiven principal on a loan for personal expenses.

(10) Mr. Bacile became Executive Vice President in September 2000. Prior to that he served as Senior Vice President of the Standard Products Unit.

(11) This amount includes $12,647 for a car allowance, $10,867 for reimbursement of medical expenses, and $15,000 for employee referral bonuses.

(12) Dr. Chang became Executive Vice President in October 1998. Prior to that he served as Senior Director, Worldwide Fab Operations. He left the Company in September 2000.

(13) This amount includes $65,754 of forgiven principal and interest on a loan for the purchase of a personal residence.

(14) This amount includes $50,000 of a forgiven loan for the purchase of a personal residence.

(15) Mr. Meyerhoff became Senior Vice President Administration and Chief Financial Officer in September 1998. Prior to that he served as Senior Director and Corporate Controller. He left the Company in June 2000.

(16) This amount includes a severance payment of $156,730.

(17) This amount includes $15,000 of a forgiven loan.

Options Granted During Fiscal 2000
----------------------------------

         The following table summarizes the grants of options to purchase Vishay's Common Stock made by Vishay under the Vishay Intertechnology 1998 Stock Option Program to the Named Executive Officers in the fiscal year ended December 31, 2000.

                                    Percent of                                       Potential Realizable
                                    Total Options                                    Value after Ten Years
                                    Granted to                                       Assuming Annual
                     Number of      Siliconix                                        Appreciation of
                     Options        Employees in     Exercise       Expiration       Vishay Stock Price of
 Name                Granted        Fiscal Year      Price          Date             5%          10%
 ----                -------        -----------      -----          ----             --          ---
King Owyang            12,000         5.0%            $25.13         10/12/10         $189,649    $  480,609
                       50,000        21.0%            $30.00         08/04/10         $943,342    $2,390,614
Hamza Yilmaz           26,000        10.9%            $25.13         10/12/10         $410,907    $1,041,319
Nick Bacile            26,000        10.9%            $25.13         10/12/10         $410,907    $1,041,319
Mike Chang                  0          --                 --               --               --            --
Jens Meyerhoff              0          --                 --               --               --            --

Option Exercises in Fiscal 2000 and Fiscal 2000 Year-End Values
---------------------------------------------------------------

         The following table shows, as to the Named Executive Officers, information concerning value realized from the exercise of options to purchase Vishay's Common Stock during the fiscal year ended December 31, 2000 and the number and value of the stock options held by those persons at December 31, 2000.

                                                                                     Value of          Value of
                                                  Number of        Number of       Unexercised       Unexercised
                        Shares                   Unexercised      Unexercised      Exercisable      Unexercisable
                       Acquired       Value      Exercisable     Unexercisable     In-the-Money      In-the-Money
       Name           on Exercise    Realized      Options          Options          Options           Options
       ----           -----------    --------      -------          -------          -------           -------
King Owyang                 0             --        10,500           92,000         $ 71,475         $142,950
Hamza Yilmaz            1,875         $ 34,813       3,375           41,000         $ 17,869         $ 71,745
Nick Bacile                 0             --         1,500           33,500             None             None
Mike Chang              1,875         $ 42,234           0                0             --               --
Jens Meyerhoff          5,250         $130,977           0                0             --               --


Directors' Compensation
-----------------------

         During 2000, each director not employed by Siliconix or Vishay received a fee of $2,500 for each meeting attended of both the full Board and each Board committee on which he served. The Company reimburses such directors for the expenses incurred by them in attending Board and committee meetings.

Termination of Employment Arrangement
-------------------------------------

         In June 2000, Jens Meyerhoff resigned as Senior Vice President Administration and Chief Financial Officer of the Company. Under his departure agreement with the Company, Mr. Meyerhoff remained on the Company's payroll until the end of the year and received a severance payment of $156,730 in 2001.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

         The Compensation Committee of the Board of Directors consists of Everett Arndt, Michael Rosenberg, and Mark Segall. All three members of the Committee are non-employee directors.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table shows the amount of Common Stock of the Company beneficially owned, as of March 31, 2001, by the only person who to the knowledge of the Company is the beneficial owner of more than 5% of the outstanding Common Stock of the Company. Such person has sole investment and voting power with respect to the shares shown.

                                                Amount
         Name and Address                       Beneficially           Percent
         of Beneficial Owner                    Owned                  of Class
         -------------------                    -----                  --------

         Vishay TEMIC Semiconductor             24,030,000             80.4%
            Acquisition Holdings Corp.
         63 Lincoln Highway
         Malvern, PA  19355

         The following table shows the number and percentage of shares of Common Stock beneficially owned, as of March 31, 2001, by (i) each current director and nominee for director, (ii) each executive officer named in the compensation table in Item 11 above, and (iii) all directors and executive officers as a group. Each person has sole investment and voting power with respect to the shares shown.

                                                       Amount
                                                    Beneficially   Percent
          Name of Beneficial Owner                      Owned       of Class
          ------------------------                      -----       --------

                Everett Arndt                            0            0

                Nick Bacile                             45            *

                Mike Chang                               0            0

                Lori Lipcaman                            0            0

                Jens Meyerhoff                           0            0

                King Owyang                         13,761            *

                Michael Rosenberg                        0            0

                Mark Segall                              0            0

                Glyndwr Smith                            0            0

                Timothy V. Talbert                       0            0

                Hamza Yilmaz                           264            *

            All directors, nominees and executive
              officers as a group (11 persons)      14,070            *

--------------
*Less than 1%.


Item 13.  Certain Relationships and Related Transactions.

         Effective May 1998, the Company signed a Revolving Intercompany Promissory Note payable to Vishay establishing a $35,000,000 revolving credit facility. Under the Note, the Company may borrow up to $35,000,000 from time to time from Vishay for general corporate purposes. Amounts borrowed bear interest at a floating rate equal to Vishay's cost of funds. The maximum amount outstanding under this Note was $14,300,000, which amount was paid in full in 1999. There is currently no amount outstanding under the Note.

         Effective December 1999, Vishay signed a Revolving Intercompany Promissory Note payable to the Company establishing a $75,000,000 revolving credit facility. Under the Note, Vishay may borrow up to $75,000,000 from time to time from the Company for general corporate purposes. Amounts borrowed bear interest at a floating rate equal to Vishay's cost of funds, which is a higher rate than the Company can obtain from traditional short-term investments. The maximum amount outstanding under this Note was $37,000,000, which amount was paid in full in 2000.

         Dr. Mike Chang, former Executive Vice President, is indebted to the Company in the amount of $200,000, which was loaned to Dr. Chang to assist him in the purchase of a home. The loan bears interest at the rate of 5.5% per annum and is due on December 1, 2003. Interest payments are due annually. The maximum amount of this indebtedness since January 1, 2000 was $200,000. Dr. Chang left the Company in September 2000.

         Dr. Hamza Yilmaz, Executive Vice President, is indebted to the Company in the amount of $80,000, which was loaned to Dr. Yilmaz for personal expenses. The loan bears interest at the rate of 5.5% per annum and will be forgiven at the rate of $40,000 per year in the years 2001-2002, provided that Dr. Yilmaz remains employed by the Company during that period. The maximum amount of this indebtedness since January 1, 2000 was $120,000, of which $40,000 was forgiven in 2000. Interest on this loan was also forgiven in 2000.

         In April 2000, the Company received a letter from an attorney on behalf of a stockholder alleging that Dr. King Owyang, President and CEO of the Company, had improperly profited from purchases of the Company's stock he made in November and December 1999, prior to the announcement in December 1999 of the Company's three-for-one stock split that became effective in February 2000. The letter further demanded that the Company recover these profits from Dr. Owyang. Dr. Owyang denied that his purchases were in any way improper, but in the interest of ending any controversy, he agreed to reach a settlement of these claims with the Company, with no admission of any liability. Dr. Owyang agreed to pay to the Company approximately $48,000 in each of December 2000 and February 2001, and these amounts have been paid in full.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 27, 2001

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

        Signature                      Title                        Date
        ---------                      -----                        ----

 Principal Executive Officer


        /s/ King Owyang          President, Chief Executive    April 27, 2001
 ------------------------------  Officer and a Director
     King Owyang

Principal Financial and
Accounting Officer


       /s/ William M. Clancy     Principal Accounting Officer  April 27, 2001
 ------------------------------
     William M. Clancy


        /s/ Everett Arndt        Director                      April 27, 2001
 ------------------------------
     Everett Arndt


       /s/ Lori Lipcaman         Director                      April 27, 2001
 ------------------------------
     Lori Lipcaman


      /s/ Michael Rosenberg      Director                      April 27, 2001
 ------------------------------
     Michael Rosenberg


      /s/ Mark B. Segall         Director                      April 27, 2001
 ------------------------------
     Mark B. Segall


      /s/ Glyndwr Smith          Director                      April 27, 2001
 ------------------------------
     Glyndwr Smith


      /s/ Timothy V. Talbert     Director                      April 27, 2001
 ------------------------------
     Timothy V. Talbert