Form 10-Q
period 2001-03-31
SILICONIX INC
filed 2001-05-11
CIK 90283

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q

(Mark One)
    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    -                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

        Common stock, $0.01 par value -- 29,879,040 outstanding shares as of May 10, 2001.

                             SILICONIX INCORPORATED

                         TABLE OF CONTENTS TO FORM 10-Q


Part I.        Financial Information                                    Page No.

Item 1         Financial Statements

                 Consolidated statements of operations for the
                 three months ended  March 31, 2001 and April 2, 2000       3

                 Consolidated balance sheets as
                 of March 31, 2001 and December 31, 2000                    4

                 Consolidated statements of cash flows for the
                 three months ended March 31, 2001 and
                 April 2, 2000                                              5

                 Notes to consolidated financial statements                 6

Item 2         Management's Discussion and Analysis of
               Financial Condition and Results of Operations                9


Part II.       Other Information

Item 1         Legal Proceedings                                           11

Item 6         Exhibits and Reports on Form 8-K                            11

               Signatures                                                  12

                         PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.


                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share amounts)                  Three Months Ended
                                                        March 31,     April 2,
                                                          2001          2000
                                                      ------------   -----------
Net sales                                             $    88,137    $  114,465
Cost of sales                                              59,812        60,881
                                                       -----------    ----------

Gross profit                                               28,325        53,584

Operating expenses:
Research and development                                    4,335         5,252
Selling, marketing, and administration                     11,347        13,194
Goodwill amortization                                         115           114
                                                       -----------    ----------

Operating income                                           12,528        35,024
Interest income                                             2,179           794
Other (expense) - net                                      (1,171)       (1,028)
                                                       -----------    ----------

Income before taxes and minority interest                  13,536        34,790
Income taxes                                               (3,243)       (7,988)
Minority interest in income of consolidated
  subsidiary                                                  (60)          (59)
                                                       -----------    ----------
Net income                                            $    10,233    $   26,743
                                                       ===========    ==========
Net income per share (basic and diluted)              $      0.34    $     0.90
                                                       ===========    ==========
Shares used to compute net income per share                29,879        29,879
                                                       ===========    ==========

See accompanying Notes to Consolidated Financial Statements.


                             SILICONIX INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands)                                                    March 31,     December 31,
                                                                    2001           2000
                                                               ------------    -------------
Assets
Current assets:
  Cash and cash equivalents                                    $   126,352     $   134,265
  Accounts receivable, less allowances                              38,301          61,381
  Accounts receivable from affiliates                                8,856          26,604
  Inventories                                                       71,586          67,384
  Other current assets                                              15,584          14,476
  Deferred income taxes                                             10,152          10,152
                                                                 ----------      ----------
    Total current assets                                           270,831         314,262
                                                                 ----------      ----------
Property, plant, and equipment, at cost:
  Land                                                               1,715           1,715
  Buildings and improvements                                        50,200          50,669
  Machinery and equipment                                          349,409         341,271
                                                                 ----------      ----------
                                                                   401,324         393,655
  Less accumulated depreciation                                    221,285         212,477
                                                                 ----------      ----------
    Net property, plant, and equipment                             180,039         181,178

Goodwill                                                             7,789           7,903
Other assets                                                           512             558
                                                                 ----------      ----------
    Total assets                                               $   459,171     $   503,901
                                                                 ==========      ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                             $    26,551     $    45,441
  Accounts payable to affiliates                                    15,076          33,864
  Accrued payroll and related compensation                           7,473          10,114
  Other accrued liabilities                                         18,054          34,753
                                                                 ----------      ----------
    Total current liabilities                                       67,154         124,172
                                                                 ----------      ----------
Long-term debt, less current portion                                 1,914           1,813
Deferred income taxes                                               52,462          50,582
Minority interest                                                    3,548           3,488
                                                                 ----------      ----------
    Total liabilities                                              125,078         180,055
                                                                 ----------      ----------
Commitments and contingencies
Stockholders' equity:
  Common stock                                                         299             299
  Additional paid-in-capital                                        59,362          59,362
  Retained earnings                                                275,240         265,007
  Accumulated other comprehensive loss                                (808)           (822)
                                                                 ----------      ----------
    Total stockholders' equity                                     334,093         323,846
                                                                 ----------      ----------
    Total liabilities and stockholders' equity                 $   459,171     $   503,901
                                                                 ==========      ==========

See accompanying Notes to Consolidated Financial Statements.


                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three Months Ended
(In thousands)                                                      March 31,       April 2,
                                                                      2001           2000
                                                                 -------------   ------------
Cash flows from operating activities:
Net income                                                       $    10,233     $     26,743
Adjustments to reconcile net income to net cash
 provided in operating activities:
    Depreciation and amortization                                     10,315           8,275
    Deferred income taxes                                              1,880               -
    Payment of pension benefits                                            -             (40)
    Restructuring                                                          -          (1,103)
    Other non-cash expenses                                              107             179
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                             23,080         (12,380)
      Accounts receivable from affiliates                             17,748         (13,915)
      Inventories                                                     (4,202)             28
      Other assets                                                    (1,494)         (2,803)
      Accounts payable                                               (18,890)          8,363
      Accounts payable to affiliates                                 (18,788)         25,268
      Accrued liabilities                                            (19,280)         (4,760)
                                                                 ------------     ------------
Net cash provided by operating activities                                709          33,855
                                                                 ------------     ------------
Cash flows from investing activities:
Purchase of property, plant, and equipment                            (8,641)         (9,829)
Short term investment with affiliate                                       -          (6,000)
Proceeds from sale of property, plant, and equipment                       5               -
Sale of other assets                                                       -          (6,152)
                                                                 ------------     ------------
Net cash used by investing activities                                 (8,636)        (21,981)
                                                                 ------------     ------------
Cash flows from financing activities:
Proceeds from restricted common stock                                      -               4
                                                                 ------------     ------------
Net cash provided by financing activities                                  -               4
                                                                 ------------     ------------
Effect of exchange rate changes on cash and cash
equivalents                                                               14             (59)
                                                                 ------------     ------------
Net increase (decrease) in cash and cash equivalents                  (7,913)         11,819
Cash and cash equivalents:
Beginning of period                                                  134,265          26,876
                                                                 ------------     ------------
End of period                                                    $   126,352      $   38,695
                                                                 ============     ============

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

        In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for, and as of the end of, the periods indicated therein. These statements should be read in conjunction with the Company's December 31, 2000 consolidated financial statements and notes thereto. The results of operations for the first three months of 2001 are not necessarily indicative of the results to be expected for the full year.

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

        On February 22, 2001, Vishay Intertechnology, Inc., which owns 80.4% of the Company, announced its proposal to purchase all remaining outstanding shares of common stock of the Company not already owned by Vishay. Subsequently, the Company appointed a special committee of the Board of Directors consisting of two outside directors of the Company to communicate directly with representatives of Vishay regarding the terms and conditions of the proposed offer, to evaluate the proposed offer, and to report its conclusions to the full Board of Directors. The special committee has engaged an investment banking firm and independent legal counsel to consult with it in connection with the matters for which it was appointed. Vishay's proposal continues to be evaluated by the special committee.

Note 2. Inventories

        The components of inventory are as follows:

         (In thousands)                    March 31, 2001     December 31, 2000

         Finished goods                       $   20,053          $ 23,469
         Work-in-process                          41,453            32,646
         Raw materials                            10,080            11,269
                                              ----------          --------
                                              $   71,586          $ 67,384
                                              ----------          --------

Note 3. Contingencies

        In 2000, the Company was a party to two environmental proceedings. The first involves property that the Company vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to the Company and the owner of the property at that time. The Order alleged that the Company contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. The Company subsequently reached a settlement of this matter with the then owner of the property. The settlement provided that the then owner will indemnify the Company and its employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which the Company remains nominally subject.

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

        In management's opinion, based on discussions with legal counsel and other considerations, the ultimate resolution of the above-mentioned matters is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

        In February and March 2001, several purported class action complaints were filed in the Court of Chancery in and for New Castle County, Delaware and the Superior Court of the State of California against Vishay, the Company, and the directors of the Company in connection with Vishay's announced proposal to purchase all issued and outstanding shares of the Company not already owned by Vishay. The class actions, filed on behalf of all non-Vishay shareholders of the Company, allege, among other things, that Vishay's proposed offer is unfair and a breach of fiduciary duty. One of the Delaware class actions also contains derivative claims against Vishay on behalf of the Company alleging self-dealing and waste because Vishay purportedly usurped the Company's inventory and patents, appropriated the Company's separate corporate identity, and obtained a below-market loan from the Company. The actions seek injunctive relief, damages and other relief.

        The Company and Vishay have not yet responded to the complaints in the Delaware actions. On April 9, 2001, those defendants that have been served moved for a stay of the California actions. That motion is returnable on June 22, 2001. In management's opinion, the ultimate resolution of the above-mentioned matters is not expected to have a material adverse effect on the Company's consolidated financial condition or results of operations.

        The Company is engaged in discussions with various parties regarding patent licensing and cross patent licensing issues. In the opinion of management, the outcome of these discussions will not have a material adverse effect on the Company's consolidated financial condition or overall trends in the results of operations.

Note 4. Comprehensive Income

The following are the components of comprehensive income:

  (In thousands)                                           Three Months Ended
                                                        March 31,       April 2,
                                                          2001           2000
                                                     -------------    ----------
  Net income                                         $   10,233     $    26,743

  Other comprehensive income (loss):
  Foreign currency translation adjustment                    14             (59)
                                                     ----------     -----------
  Total other comprehensive income (loss)                    14             (59)
  Comprehensive income                               $   10,247     $    26,684
                                                     ==========     ===========

Note 5. Segment Reporting

        The Company is engaged primarily in the designing, marketing, and manufacturing of power and analog semiconductor products. The Company is organized into three operating segments, which due to their inter-dependencies, similar long-term economic characteristics, shared production processes and distribution channels have been aggregated into one reportable segment.


Note 6. Earnings Per Share

        Basic earnings per common share are computed by using weighted average common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options when diluted. Due to the Company's simple capital structure, basic and diluted earnings per share are the same.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Net sales for the first quarter of 2001 were $88.1 million compared to $114.5 million for the first quarter of 2000. The decrease in net sales was due to the downturn in the computer and cellular phone handset markets which resulted in reduced demand for the Company's products. The semiconductor industry business environment continued to weaken during the first quarter of 2001 and the Company experienced a significant slowdown in new orders. In addition, the Company experienced significant backlog pushouts and cancellations, although this phenomenon became less prevalent near the end of the quarter. Also, many customers are now choosing to operate at lower backlog commitment levels. There have been multiple revisions of sales forecasts from equipment manufacturers in the telecommunications market, resulting largely from pipeline inventories and slower than expected unit growth for cellular telephones. Similarly, there have been inventory adjustments and a reduction in demand in the portable computer market, which have added to the slowdown. The Company believes that inventory adjustments will last for some additional period of time and as a result, the Company expects bookings to remain depressed at least through the second quarter. While the Company does not at this time have much visibility beyond the second quarter of 2001, the Company expects that sales and earnings for the year will be significantly below those of 2000.

        Gross profit as a percentage of net sales in the first quarter of 2001 was 32% compared to 47% for the first quarter of 2000. The decrease for the quarter ended March 31, 2001 resulted primarily from manufacturing overhead in excess of that required to support the reduced demand in the quarter, as well as pricing pressures caused by excess industry capacity. The Company has taken action to reduce manufacturing output in light of the reduced demand. In addition, the Company has taken steps in the second quarter of fiscal year 2001 to reduce fixed costs in both the manufacturing and administrative areas on a worldwide basis. In an effort to preserve the Company's operating results, the Company will continue to aggressively focus on the development of new products which tend to have higher margins.

        Research and development expenses were $4.3 million for the first quarter of 2001 compared to $5.3 million for the first quarter of 2000, an 18% decrease. The reduction in the Company's research and development expenditures was due to reduced personnel costs resulting from lower headcount and also general savings in other associated costs. The Company's research and development expenditures as a percentage of net sales were 5% for both the first quarter of 2001 and the first quarter of 2000. The Company continues its commitment to the development of new products and technologies. During the first quarter of 2001, the Company introduced 28 new products and won 163 new designs with its various customers. The Company believes it is critical to continue to make investments in research and development to ensure the availability of innovative technology that meets the current and future requirements of the Company's customers.

        Selling, marketing, and administration expenses were $11.3 million for the first quarter of 2001 compared to $13.2 million for the first quarter of 2000. The decrease in selling, marketing, and administration expenses reflected the Company's efforts to control costs in the current environment. The Company's selling, marketing, and administration expenses as a percentage of net sales were 13% and 12% for the first quarter of 2001 and 2000, respectively. The increase in selling, marketing, and administration expenses as a percentage of net sales was due to lower net sales during the first quarter of 2001.

        Interest income for the first quarter of 2001 was $2.2 million compared to $0.8 million for the first quarter of 2000. The increase in interest income for the first quarter of 2001 was due to a higher cash balance at March 31, 2001 as compared to April 2, 2000. All excess cash not immediately needed to fund the Company's operations is invested in money market funds.

        Other expense was $1.2 million for the first quarter of 2001 compared to $1.0 million for the first quarter of 2000. The increase in expenses was mainly due to foreign exchange losses on the Company's assets denominated in European and Japanese currencies.

        Income tax expense for the quarter ended March 31, 2001 decreased by $4.7 million compared to the first quarter of 2000. The decrease in income tax expense was due to the decrease in earnings before tax.

Liquidity and Capital Resources

        At March 31, 2001, the Company had $126.4 million in cash and cash equivalents, compared to $134.3 million in cash and cash equivalents at December 31, 2000. The decrease of $7.9 million was due to a decline in net sales, a decrease in accounts payable, and capital expenditures in the first quarter of 2001.

        Net cash provided by operating activities was $0.7 million in the first quarter of 2001 compared to $33.9 million in the same period of 2000. The decrease in net cash provided by operating activities for the first quarter of 2001 was primarily due to a reduction in net income. Accounts receivable as of March 31, 2001 decreased by $23.1 million from December 31, 2000 due to the decrease in revenues as well as the shorter collection periods. Effective from January 2001, Vishay Americas Inc., a wholly owned subsidiary of Vishay Intertechnology, Inc., is responsible for collecting the Company's accounts receivable for the North America region. Accounts receivable ownership is transferred to Vishay Americas Inc. at the gross amount as soon as sales invoices are generated. Affiliate accounts receivable from Vishay Americas Inc. in relation to this arrangement are settled on a monthly basis which shortens the Company's overall accounts receivable collection period. Net affiliate receivables and payables as of March 31, 2001 decreased by $1.0 million from December 31, 2000 mainly due to the timing of cash payments due to unconsolidated affiliates. Accounts payable as of March 31, 2001 decreased by $18.9 million from December 31, 2000 mainly due to the decrease in business volume. Accrued liabilities and contingencies as of March 31, 2001 decreased by $19.3 million from December 31, 2000 mainly due to the decrease in accrued income taxes and management incentive programs.

        Inventories increased by $4.2 million in the first quarter of 2001 from December 31, 2000. Raw materials as of March 31, 2001 decreased by $3.4 million from December 31, 2000 as the Company began to decrease its purchases of silicon, piece parts and foundry wafers as a result of the business slowdown. Work-in-process as of March 31, 2001 increased by $8.8 million from December 31, 2000 mainly due to the inventories in the pipeline. Finished goods inventory as of March 31, 2001 decreased by $1.2 million from December 31, 2000.

        Net cash used by investing activities was $8.6 million in the first quarter of 2001 compared to $22.0 million in the same period of 2000. The Company spent $8.6 million in capital expenditures in the first quarter of 2001, primarily related to new technology and regulatory compliance. Capital spending in 2001 is expected to be lower than the 2000 level due to the slowdown in the industry.

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

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        In February and March 2001, several purported class action complaints were filed in the Court of Chancery in and for New Castle County, Delaware and the Superior Court of the State of California against Vishay, the Company, and the directors of the Company in connection with Vishay's announced proposal to purchase all issued and outstanding shares of the Company not already owned by Vishay. The class actions, filed on behalf of all non-Vishay shareholders of the Company, allege, among other things, that Vishay's proposed offer is unfair and a breach of fiduciary duty. One of the Delaware class actions also contains derivative claims against Vishay on behalf of the Company alleging self-dealing and waste because Vishay purportedly usurped the Company's inventory and patents, appropriated the Company's separate corporate identity, and obtained a below-market loan from the Company. The actions seek injunctive relief, damages and other relief.

        The Company and Vishay have not yet responded to the complaints in the Delaware actions. On April 9, 2001, those defendants that have been served moved for a stay of the California actions. That motion is returnable on June 22, 2001.


Item 6. Exhibits and Reports on Form 8-K

               Not applicable

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SILICONIX INCORPORATED



Date: May 11, 2001                       By: /s/ King Owyang
                                             ---------------------------
                                             King Owyang
                                             President and Chief Executive
                                             Officer



                                         By: /s/ William M.Clancy
                                            ----------------------------
                                             William M. Clancy
                                             Principal Accounting Officer