Form 10-Q
period 2001-06-30
SILICONIX INC
filed 2001-08-14
CIK 90283

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q

(Mark One)
   [X]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                                  Yes [X]    No _

      Indicate the number of shares outstanding of each of the registrant's classes of common stock:

      Common stock, $0.01 par value -- 29,879,040 outstanding shares as of August 13, 2001.

                             SILICONIX INCORPORATED

                         TABLE OF CONTENTS TO FORM 10-Q

Part I.   Financial Information                                        Page No.

Item 1    Financial Statements

            Consolidated Statements of Operations for the
            three and six months ended June 30, 2001 and
            July 2, 2000                                                     3

            Consolidated Balance Sheets as of June 30, 2001
            and December 31, 2000                                            4

            Consolidated Statements of Cash Flows for the six
            months ended June 30, 2001 and July 2, 2000                      5

            Notes to Consolidated Financial Statements                       6

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    9


Part II.  Other Information

Item 1      Legal Proceedings                                               12

Item 6      Exhibits and Reports on Form 8-K                                12

            Signatures                                                      13

                         PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.


                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share
amounts)                              Three Months Ended    Six Months Ended
                                       June 30,  July 2,   June 30,    July 2,
                                        2001      2000      2001        2000
                                      --------  ---------  --------  ---------

Net sales                            $ 73,288  $ 120,337  $161,425  $ 234,802
Cost of sales                          54,042     65,571   113,853    126,452
                                      --------  ---------  --------  ---------

Gross profit                           19,246     54,766    47,572    108,350

Operating expenses:
Research and development                4,651      5,477     8,986     10,729
Selling, marketing, and
administration                         10,279     14,387    21,626     27,581
Goodwill amortization                     115        115       229        229
                                      --------  ---------  --------  ---------

Operating income                        4,201     34,787    16,731     69,811
Interest income (expense)               1,385      1,183     3,563      1,977
Other income (expense) - net            1,160        135       (11)      (893)
                                      --------  ---------  --------  ---------

Income before taxes and minority
interest                                6,746     36,105    20,283     70,895
Income taxes                           (1,597)    (8,254)   (4,840)   (16,242)
Minority interest in income of
consolidated subsidiary                   (59)       (59)     (118)      (118)
                                      --------  ---------  --------  ---------
Net income                           $  5,090  $  27,792  $ 15,325  $  54,535
                                      ========  =========  ========  =========

Net income per share (basic and
diluted)                             $   0.17  $    0.93  $   0.51  $    1.83
                                      ========  =========  ========  =========

Shares used to compute earnings
per share                              29,879     29,879    29,879     29,879
                                      ========  =========  ========  =========

          See accompanying Notes to Consolidated Financial Statements.

                             SILICONIX INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands)                                 June 30, 2001   December 31, 2000
                                               -------------   ----------------
Assets
Current assets:
  Cash and cash equivalents                   $    142,278        $    134,265
  Accounts receivable, less allowances              28,007              61,381
  Accounts receivable from affiliates               12,296              26,604
  Inventories                                       68,496              67,384
  Other current assets                              17,804              14,476
  Deferred income taxes                             10,152              10,152
                                               ------------        ------------
    Total current assets                           279,033             314,262
                                               ------------        ------------
Property, plant, and equipment, at cost:
  Land                                               1,715               1,715
  Buildings and improvements                        51,096              50,669
  Machinery and equipment                          355,545             341,271
                                               ------------        ------------
                                                   408,356             393,655

  Less accumulated depreciation                    231,257             212,477
                                               ------------        ------------
    Net property, plant, and equipment             177,099             181,178
Goodwill                                             7,674               7,903
Other assets                                           467                 558
                                               ------------        ------------
    Total assets                              $    464,273        $    503,901
                                               ============        ============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                            $     20,793        $     45,441
  Accounts payable to affiliates                    19,610              33,864
  Accrued payroll and related compensation           6,451              10,114
  Other accrued liabilities                         20,286              34,753
                                               ------------        ------------
    Total current liabilities                       67,140             124,172
                                               ------------        ------------
Commitments and contingencies
Long-term debt, less current portion                 1,871               1,813
Deferred income taxes                               52,462              50,582
Minority interest                                    3,607               3,488
                                               ------------        ------------
    Total liabilities                              125,080             180,055
                                               ------------        ------------
Stockholders' equity:
  Common stock                                         299                 299
  Additional paid-in-capital                        59,364              59,362
  Retained earnings                                280,332             265,007
  Accumulated other comprehensive loss                (802)               (822)
                                               ------------        ------------
    Total stockholders' equity                     339,193             323,846
                                               ------------        ------------
    Total liabilities and stockholders'
    equity                                    $    464,273        $    503,901
                                               ============        ============


          See accompanying Notes to Consolidated Financial Statements.

                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)                                     Six Months Ended
                                                June 30,        July 2,
                                                  2001           2000
                                              ------------   ------------
Cash flows from operating activities:
Net income                                    $    15,325    $    54,535
Adjustments to reconcile net income to
net cash provided in operating activities:
    Depreciation and amortization                  20,675         13,446
    Deferred income taxes                           1,880              -
    Payment of pension benefits                         -           (126)
    Restructuring                                       -         (1,540)
    Other non-cash expenses                            64            305
    Changes in assets and liabilities,
    net of acquisitions:
      Accounts receivable                          33,374        (20,308)
      Accounts receivable from affiliates          14,308        (11,108)
      Inventories                                  (1,112)        (3,436)
      Other assets                                 (3,964)        (4,112)
      Accounts payable                            (24,648)         7,144
      Accounts payable to affiliates              (14,254)        15,071
      Accrued liabilities                         (18,011)        11,934
                                             -------------  -------------
Net cash provided by operating activities          23,637         61,805
                                             -------------  -------------

Cash flows from investing activities:
Purchase of property, plant, and equipment        (15,651)       (20,680)
Short term investment with affiliate                    -         (6,000)
Proceeds from sale of property, plant,
and equipment                                           5              -
                                             -------------  -------------
Net cash used in investing activities             (15,646)       (26,680)
                                             -------------  -------------

Cash flows from financing activities:
Proceeds from restricted common stock                   2              6
                                             -------------  ------------
Net cash provided by financing activities               2              6
                                             -------------  -------------

Effect of exchange rate changes on
  cash and cash equivalents                            20           (108)
                                             -------------  -------------

Net increase in cash and cash equivalents           8,013         35,023

Cash and cash equivalents:
Beginning of period                               134,265         26,876
                                             -------------  -------------
End of period                                $    142,278    $    61,899
                                             =============  =============

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

      In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for, and as of the end of, the periods indicated. These statements should be read in conjunction with the Company's December 31, 2000 consolidated financial statements and notes thereto. The results of operations for the first six months of 2001 are not necessarily indicative of the results to be expected for the full year.

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

      On February 22, 2001, Vishay Intertechnology, Inc., which owns 80.4% of the Company, announced its proposal to purchase all remaining outstanding shares of common stock of the Company not already owned by Vishay. Subsequently, the Company appointed a special committee of the Board of Directors consisting of two outside directors of the Company to evaluate the proposed offer and to report its conclusions to the full Board of Directors. In May 2001, Vishay commenced a tender offer to exchange 1.5 shares of its common stock for each share of common stock of the Company that it did not already own, or 5,849,040 shares. The offer was conditioned on there being validly tendered and not withdrawn a majority of such shares (2,924,521 shares). The offer remained open for approximately six weeks but expired with only 2,347,200 shares having been tendered. Accordingly, Vishay did not purchase any Siliconix shares pursuant to the tender offer.


Note 2.     Inventories

      The components of inventory are as follows:

       (In thousands)                   June 30, 2001         December 31, 2000
                                        -------------         -----------------

       Finished goods                     $ 15,521                $ 23,469
       Work-in-process                      45,692                  32,646
       Raw materials                         7,283                  11,269
                                          --------                --------
                                          $ 68,496                $ 67,384
                                          --------                --------

Note 3.     Contingencies

      In 2000, the Company was a party to two environmental proceedings. The first involves property that the Company vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to the Company and the owner of the property at that time. The Order alleged that the Company contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. The Company subsequently reached a settlement of this matter with the then owner of the property. The settlement provides that such owner will indemnify the

Company and its employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which the Company remains nominally subject.

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

      In May 2001, the Delaware Court of Chancery consolidated the several purported class action complaints described in the Company's previously filed Form 10-Q for the period ended March 31, 2001. On or about May 31, 2001, lead plaintiff Fitzgerald served an amended complaint, an application for a preliminary injunction against proceeding with or taking steps to give effect to Vishay's proposed tender offer or the contemplated short-form merger, and a motion to expedite proceedings and additional discovery requests. In addition to his prior allegations, plaintiff claimed, among other things, that in connection with the proposed offer and short-form merger, defendants allegedly violated (i) their duty to deal fairly from a timing and process perspective with the minority shareholders of Siliconix, (ii) their duties of loyalty and candor, and
(iii) Vishay's obligations to pay a fair price to the Siliconix minority shareholders. Following expedited discovery and briefing, on June 19, 2001, the Delaware Court of Chancery issued its order denying Fitzgerald's motion for a preliminary injunction. The Court found that Fitzgerald had not succeeded in demonstrating that he has a reasonable probability of success on the merits of his claims. The Company and Vishay filed motions to dismiss the verified amended complaint on June 6, 2001. Vishay filed a motion for summary judgment on June 25, 2001. The motions to dismiss and for summary judgment remain pending.

      On July 3, 2001, the California Superior Court entered an order staying the California state-court actions that had been filed against the Company and Vishay in connection with Vishay's earlier proposal.

      The Company is engaged in discussions with various parties regarding patent licensing and cross patent licensing issues. In the opinion of management, the outcome of these discussions will not have a material adverse effect on the Company's consolidated financial condition or overall trends in its results of operations.


Note 4.     Comprehensive Income

The following are the components of comprehensive income:

(In thousands)                     Three Months Ended      Six Months Ended
                                    June 30,   July 2,    June 30,    July 2,
                                      2001      2000       2001        2000
                                    --------   --------   --------   --------
Net Income                        $   5,090  $  27,792  $  15,325  $  54,535

Other comprehensive income (loss):
Foreign currency translation
adjustment                                6        (49)        20       (108)
                                    --------   --------   --------   --------

Total other comprehensive
income (loss)                             6        (49)        20       (108)

Comprehensive income              $   5,096  $  27,743  $  15,345  $  54,427
                                  =========  =========  =========  =========

Note 5.     Segment Reporting

      The Company is engaged primarily in designing, marketing, and manufacturing power and analog semiconductor products. The Company is organized into three operating segments, which due to their inter-dependencies, similar long-term economic characteristics, shared production processes and distribution channels have been aggregated into one reportable segment.


Note 6.     Earnings Per Share

      Basic earnings per common share are computed by using weighted average common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options when diluted. As the Company has no stock options outstanding, basic and diluted earnings per share are the same.


Note 7.  Pending Accounting Pronouncements

      On June 29, 2001, the Financial Accounting Standards Board unanimously approved the issuance of Statements of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141), and No. 142, "Goodwill and Other Intangible Assets" (Statement 142). These Statements drastically change the accounting for business combinations, goodwill, and intangible assets. Statement 141 eliminates the pooling of interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that was completed after June 30, 2001.

      Statement 142 supersedes APB Opinion No. 17, "Intangible Assets," which required that goodwill and intangible assets be amortized over a life not to exceed forty years. Under Statement 142, amortization of goodwill is prohibited. Instead, it is tested at least annually for impairment at the reporting unit level. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of APB Opinion No. 17 will continue to apply to the Company until Statement 142 becomes effective. The Company is required to adopt Statement 142 in the fiscal year beginning after December 15, 2001.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      Net sales for the second quarter of 2001 were $73.3 million compared to $120.3 million for the second quarter of 2000. Net sales for the first half of 2001 were $161.4 million compared to $234.8 million for the first half of 2000. The decrease in net sales was due to the downturn in the computer and cellular phone handset markets which resulted in reduced demand for the Company's products. The semiconductor industry business environment continued to weaken during the second quarter of 2001; however, the Company's book-to-bill ratio improved from the first quarter to the second, and bookings increased in absolute dollars as well. Cancellations and reschedules decreased from the first quarter, and our turns business, i.e. orders that are shippable within the same quarter, has grown from the first quarter to the second. The Company's major customers are still facing excess inventories and uncertain demand, but it appears that they may be getting better control of their inventories and are beginning to buy for near-term shortages as needed. The Company has limited visibility through the fourth quarter of 2001, but it expects that sales and earnings for the second half of 2001 will be significantly below the second half of 2000.

      Gross profit as a percentage of net sales in the second quarter of 2001 was 26% compared to 46% for the second quarter of 2000. Gross profit as a percentage of net sales in the first half of 2001 was 29% compared to 46% for the first half of 2000. The decrease for the quarter ended June 30, 2001 resulted primarily from manufacturing overhead in excess of that required to support the reduced demand in the quarter, as well as pricing pressures caused by excess industry capacity. The Company continues to take substantial measures to address the challenges of the current business environment. The Company reduced headcount in North America in manufacturing and administrative areas by a total of more than 10% in the second quarter of 2001. Similar action has been taken in our overseas locations as well. These activities will have minimal effect on our core competencies and are expected to result in annualized cost savings of approximately $6 million. The Company continues to improve its manufacturing efficiencies and to maintain its cost reduction programs while remaining focused on the telecommunications, portable computer, and automotive markets.

      Research and development expenses were $4.7 million for the second quarter of 2001 compared to $5.5 million for the second quarter of 2000, a 15% decrease. Research and development expenses were $9.0 million for the first half of 2001 compared to $10.7 million for the first half of 2000, a 16% decrease. The reduction in research and development expenditures was due to reduced personnel and other associated costs resulting from lower headcount. The Company's research and development expenditures as a percentage of net sales were 5% for both the second quarter of 2001 and the second quarter of 2000. The Company continues its commitment to the development of new products and technologies. During the second quarter of 2001, the Company introduced 31 new products, resulting in 59 new products for the year, all with state-of-the art performance characteristics and using the latest technologies that have established new platforms. The Company measures the success of its product introduction strategy by monitoring its design wins. The Company closed on 205 new design wins during the second quarter of 2001, up 25% from the first quarter. The Company believes it is critical to continue to make investments in research and development to ensure the availability of innovative technology that meets the current and future requirements of the Company's customers.

      Selling, marketing, and administration expenses were $10.3 million for the second quarter of 2001 compared to $14.4 million for the second quarter of 2000. Selling, marketing, and administration expenses were $21.6 million for the first half of 2001 compared to $27.6 million for the first half of 2000. The decrease in selling, marketing, and administration expenses reflected the Company's efforts to control costs in the current environment. The Company's selling, marketing, and administration expenses as a percentage of net sales were 14% and 12% for the second quarter of 2001 and 2000, respectively. The Company's selling, marketing, and administration expenses as a percentage of net sales were 13% and 12% for the first half of 2001 and 2000, respectively. The increase in selling, marketing, and administration expenses as a percentage of net sales was due to lower net sales during the first half of 2001.

      Interest income for the second quarter of 2001 was $1.4 million compared to $1.2 million for the second quarter of 2000. Interest income for the first half of 2001 was $3.6 million compared to $2.0 million for the first half of 2000. The increase in interest income for the second quarter of 2001 was due to a higher cash balance at June 30,

2001 as compared to July 2, 2000. All excess cash not immediately needed to fund the Company's operations is invested in money market funds.

      Other income was $1.2 million for the second quarter of 2001 compared to $0.1 million for the second quarter of 2000. The increase was mainly due to income received from the Chinese government as an incentive for being a foreign partner in China.

      Income tax expense for the second quarter of 2001 was $1.6 million compared to $8.3 million for the second quarter of 2000. Income tax expense for the first half of 2001 was $4.8 million compared to $16.2 million for the first half of 2000. The decrease in income tax expense was due to the decrease in earnings before tax.


Liquidity and Capital Resources

      At June 30, 2001, the Company had $142.3 million in cash and cash equivalents, compared to $134.3 million in cash and cash equivalents at December 31, 2000. The increase of $8.0 million was primarily due to a decrease in accounts receivable in the first half of 2001.

      Net cash provided by operating activities was $23.6 million in the first half of 2001 compared to $61.8 million in the same period of 2000. The decrease in net cash provided by operating activities for the first half of 2001 was primarily due to a reduction in net income. Accounts receivable as of June 30, 2001 decreased by $33.4 million from December 31, 2000 due to the decrease in revenues as well as shorter collection periods. Effective from January 2001, Vishay Americas Inc., a wholly owned subsidiary of Vishay Intertechnology, Inc., is responsible for collecting the Company's accounts receivable for the North America region. Accounts receivable ownership is transferred to Vishay Americas Inc. at the gross amount as soon as sales invoices are generated. Affiliate accounts receivable from Vishay Americas Inc. in relation to this arrangement are settled on a monthly basis, which shortens the Company's overall accounts receivable collection period. Net affiliate receivables and payables as of June 30, 2001 remained constant from December 31, 2000. Accounts payable as of June 30, 2001 decreased by $24.6 million from December 31, 2000 mainly due to the decrease in business volume. Accrued liabilities and contingencies as of June 30, 2001 decreased by $18.1 million from December 31, 2000 mainly due to the decrease in accrued income taxes and management incentive programs.

      Inventories increased by $1.1 million in the first half of 2001 from December 31, 2000. Raw materials as of June 30, 2001 decreased by $4.0 million from December 31, 2000 as the Company began to decrease its purchases of silicon, piece parts and foundry wafers as a result of the business slowdown. Work-in-process as of June 30, 2001 increased by $13.0 million from December 31, 2000 mainly due to the inventories in the pipeline. Finished goods inventory as of June 30, 2001 decreased by $7.9 million from December 31, 2000.

      Net cash used in investing activities was $15.6 million in the first half of 2001 compared to $26.7 million in the same period of 2000. The Company spent $15.7 million in capital expenditures in the first half of 2001, primarily related to new technology and regulatory compliance. Capital spending in 2001 is expected to be lower than the 2000 level due to the slowdown in the industry.

      For the next twelve months, management expects that cash flows from operations will be sufficient to meet the Company's normal operating requirements and to fund its research and development and capital expenditure plans.

SAFE HARBOR STATEMENT

      "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: With the exception of historical information, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties including, but not limited to, economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, availability of raw materials and critical manufacturing equipment, the regulatory and trade environment, and other risks indicated in the Company's filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those stated or implied. Siliconix incorporated assumes no obligation to update this information.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

      On April 25, 2001, the Company filed a patent infringement lawsuit against General Semiconductor, Inc. ("General Semiconductor"). The suit was filed in the United States District Court for the Northern District of California and alleged that certain General Semiconductor products infringe two patents held by the Company. On July 2, 2001, General Semiconductor filed and served its answer to the Company's complaint and asserted counterclaims against the Company. On August 3, 2001, Siliconix filed a motion to dismiss or strike certain affirmative defenses alleged by General Semiconductor in its answer and to dismiss or strike down all of General Semiconductor's counterclaims. This motion is scheduled to be heard on September 14, 2001.

      In May 2001, the Delaware Court of Chancery consolidated the several purported class action complaints described in the Company's previously filed Form 10-Q for the period ended March 31, 2001. On or about May 31, 2001, lead plaintiff Fitzgerald served an amended complaint, an application for a preliminary injunction against proceeding with or taking steps to give effect to Vishay's proposed tender offer or the contemplated short-form merger, and a motion to expedite proceedings and additional discovery requests. In addition to his prior allegations, plaintiff claimed, among other things, that in connection with the proposed offer and short-form merger, defendants allegedly violated (i) their duty to deal fairly from a timing and process perspective with the minority shareholders of Siliconix, (ii) their duties of loyalty and candor, and
(iii) Vishay's obligations to pay a fair price to the Siliconix minority shareholders. Following expedited discovery and briefing, on June 19, 2001, the Delaware Court of Chancery issued its order denying Fitzgerald's motion for a preliminary injunction. The Court found that Fitzgerald had not succeeded in demonstrating that he has a reasonable probability of success on the merits of his claims. The Company and Vishay filed motions to dismiss the verified amended complaint on June 6, 2001. Vishay filed a motion for summary judgment on June 25, 2001. The motions to dismiss and for summary judgment remain pending.

      On July 3, 2001, the California Superior Court entered an order staying the California state-court actions that had been filed against the Company and Vishay in connection with Vishay's earlier proposal.


Item 6. Exhibits and Reports on Form 8-K

      On June 1, 2001, a Form 8-K dated February 26, 2001 was filed under Item 5
- Other Events. The report stated that on February 26, 2001, the Board of Directors approved an amendment to the Company's Bylaws to increase the number of directors from six to eight.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SILICONIX INCORPORATED



Date: August 14, 2001                            By: /s/ King Owyang
                                                    ---------------------------
                                                    King Owyang
                                                    President and Chief
                                                    Executive Officer



                                                By: /s/ William M. Clancy
                                                   ----------------------------
                                                   William M. Clancy
                                                   Principal Accounting Officer