Form 10-Q
period 2001-09-29
SILICONIX INC
filed 2001-11-13
CIK 90283

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               -------------------

                                  FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 29, 2001


                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________


                                     0-3698
                             ----------------------
                             Commission File Number


                             SILICONIX INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                       94-1527868
--------------------------------                          -------------------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization                          Identification No.)


               2201 Laurelwood Road, Santa Clara, California 95054
               ---------------------------------------------------
                    (Address of principal executive offices)


       Registrant's telephone number including area code (408) 988-8000
                                                          -----------------

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

Common stock, $0.01 par value -- 29,879,040 outstanding shares as of November 13, 2001.

                            SILICONIX INCORPORATED

                        TABLE OF CONTENTS TO FORM 10-Q


Part I.   Financial Information                                         Page No.

          Item 1   Financial Statements

          Consolidated Statements of Operations for the
          three and nine months ended September 29, 2001
          and October 1, 2000 ..............................................3

          Consolidated Balance Sheets as of September 29,
          2001 and December 31, 2000 .......................................4

          Consolidated Statements of Cash Flows for the
          nine months ended September 29, 2001 and October
          1, 2000 ..........................................................5

          Notes to Consolidated Financial Statements .......................6

          Item 2   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .....................9


Part II.  Other Information

          Item 1   Legal Proceedings ......................................12

          Item 6   Exhibits and Reports on Form 8-K .......................12

          Signatures ......................................................13

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


                            SILICONIX INCORPORATED
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

(In thousands, except per share amounts)                                Three Months Ended                Nine Months Ended
                                                                  September 29,      October 1,       September 29,     October 1,
                                                                       2001            2000               2001             2000
                                                                    ---------        ---------        ---------        ---------
Net sales                                                           $  67,478        $ 126,738        $ 228,903        $ 361,540
Cost of sales                                                          53,866           68,936          167,719          195,388
                                                                    ---------        ---------        ---------        ---------

Gross profit                                                           13,612           57,802           61,184          166,152

Operating expenses:
Research and development                                                4,151            5,445           13,137           16,174
Selling, marketing, and administration                                 11,753           14,387           33,378           41,968
Goodwill amortization                                                     114              113              344              342
                                                                    ---------        ---------        ---------        ---------

Operating income (loss)                                                (2,406)          37,857           14,325          107,668
Interest income - net                                                   1,291            1,649            4,855            3,626
Other income (expense) - net                                                6           (1,578)              (5)          (2,471)
                                                                    ---------        ---------        ---------        ---------

Income (loss) before taxes and minority interest                       (1,109)          37,928           19,175          108,823
Income benefit (tax)                                                      291           (8,530)          (4,549)         (24,772)
Minority interest in income of consolidated subsidiary                    (59)             (60)            (178)            (178)
                                                                    ---------        ---------        ---------        ---------
Net income (loss)                                                   $    (877)       $  29,338        $  14,448        $  83,873
                                                                    =========        =========        =========        =========

Net income (loss) per share (basic and diluted)                     $   (0.03)       $    0.98        $    0.48        $    2.81
                                                                    =========        =========        =========        =========

Shares used to compute earnings per share                              29,879           29,879           29,879           29,879
                                                                    =========        =========        =========        =========



          See accompanying Notes to Consolidated Financial Statements.

                            SILICONIX INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                   September 29,    December 31,
(In thousands)                                         2001           2000 (1)
                                                    ----------        ---------
Assets
Current assets:
  Cash and cash equivalents                         $  160,789        $ 134,265
  Accounts receivable, less allowances                  31,605           61,381
  Accounts receivable from affiliates                   11,582           26,604
  Inventories                                           66,129           67,384
  Other current assets                                  15,275           14,476
  Deferred income taxes                                 10,152           10,152
                                                    ----------        ---------
    Total current assets                               295,532          314,262
                                                    ----------        ---------

Property, plant, and equipment, at cost:
  Land                                                   1,715            1,715
  Buildings and improvements                            52,473           50,669
  Machinery and equipment                              365,636          341,271
                                                    ----------        ---------
                                                       419,824          393,655

  Less accumulated depreciation                        241,220          212,477
                                                    ----------        ---------
    Net property, plant, and equipment                 178,604
                                                                        181,178
Goodwill                                                 7,560            7,903

Other assets                                               421              558
                                                    ----------        ---------

    Total assets                                    $  482,117        $ 503,901
                                                    ==========        =========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                  $   18,422        $  45,441
  Accounts payable to affiliates                        37,552           33,864
  Accrued payroll and related compensation               6,814           10,114
  Other accrued liabilities                             22,958           34,753
                                                    ----------        ---------

    Total current liabilities                           85,746          124,172
                                                    ----------        ---------


Long-term debt, less current portion                     1,919            1,813
Deferred income taxes                                   52,462           50,582
Minority interest                                        3,666            3,488
                                                    ----------        ---------

    Total liabilities                                  143,793          180,055
                                                    ----------        ---------

Stockholders' equity:
  Common stock                                             299              299
  Additional paid-in-capital                            59,370           59,362
  Retained earnings                                    279,455          265,007
  Accumulated other comprehensive loss                   (800)            (822)
                                                    ----------        ---------

    Total stockholders' equity                         338,324          323,846
                                                    ----------        ---------
    Total liabilities and stockholders' equity      $  482,117        $ 503,901
                                                    ==========        =========


See accompanying Notes to Consolidated Financial Statements.

----------

(1) The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                    September 29,     October 1,
(In thousands)                                                          2001             2000
                                                                    ------------      ----------
Cash flows from operating activities:
Net income                                                           $  14,448        $  83,873
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                                       31,013           20,491
    Deferred income taxes                                                1,880              --
    Payment of pension benefits                                             --             (222)
    Restructuring                                                           --           (1,655)
    Other non-cash expenses                                                103              422
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                               29,776          (20,022)
      Accounts receivable from affiliates                               15,022           (9,861)
      Inventories                                                        1,255           (6,069)
      Other assets                                                      (1,629)          (5,992)
      Accounts payable                                                 (27,019)           3,442
      Accounts payable to affiliates                                     3,688            4,312
      Accrued liabilities                                              (14,917)          14,713
                                                                     ---------        ---------
Net cash provided by operating activities                               53,620           83,432
                                                                     ---------        ---------
Cash flows from investing activities:
Purchase of property, plant, and equipment                             (27,131)         (35,690)
Short term investment with affiliate                                        --           (6,000)
Proceeds from sale of property, plant, and equipment                         5               --
                                                                     ---------        ---------
Net cash used in investing activities                                  (27,126)         (41,690)
                                                                     ---------        ---------
Cash flows from financing activities:
Proceeds from restricted common stock                                        8                6
                                                                     ---------        ---------
Net cash provided by financing activities                                    8                6
                                                                     ---------        ---------

Effect of exchange rate changes on cash and cash equivalents                22              (86)
                                                                     ---------        ---------

Net increase in cash and cash equivalents                               26,524           41,662

Cash and cash equivalents:
Beginning of period                                                    134,265           26,876
                                                                     ---------        ---------
End of period                                                        $ 160,789        $  68,538
                                                                     =========        =========


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

         In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for, and as of the end of, the periods indicated. These statements should be read in conjunction with the Company's December 31, 2000 consolidated financial statements and notes thereto. The results of operations for the three and nine months of 2001 are not necessarily indicative of the results to be expected for the full year.

         On February 22, 2001, Vishay Intertechnology, Inc., (Vishay) which owns 80.4% of the Company, announced its proposal to purchase all remaining outstanding shares of common stock of the Company not already owned by Vishay. Subsequently, the Company appointed a Special Committee of the Board of Directors consisting of two outside directors of the Company to evaluate the proposed offer and to report its conclusions to the full Board of Directors. In May 2001, Vishay commenced a tender offer to exchange 1.5 shares of its common stock for each share of common stock of the Company that it did not already own, or 5,849,040 shares. The offer was conditioned on there being validly tendered and not withdrawn a majority of such shares (2,924,521 shares). The offer remained open for approximately six weeks but expired with only 2,347,200 shares having been tendered. Accordingly, Vishay did not purchase any Siliconix shares pursuant to the tender offer. The Special Committee of the Board of Directors has been dissolved.


Note 2.  Inventories

         The components of inventory are as follows:

         (In thousands)                    September 29,    December 31,
                                                2001            2000
                                              --------        --------
         Finished goods                       $ 16,172        $ 23,469
         Work-in-process                        42,829          32,646
         Raw materials                           7,128          11,269
                                              --------        --------
                                              $ 66,129        $ 67,384
                                              --------        --------

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

         In May 2001, the Delaware Court of Chancery consolidated the several purported class action complaints described in the Company's previously filed Form 10-Q for the period ended March 31, 2001. On or about May 31, 2001, lead plaintiff Fitzgerald served an amended complaint, an application for a preliminary injunction against proceeding with or taking steps to give effect to Vishay's proposed tender offer or the contemplated short-form merger, and a motion to expedite proceedings and additional discovery requests. In addition to his prior allegations, plaintiff claimed, among other things, that in connection with the proposed offer and short-form merger, defendants allegedly violated (i) their duty to deal fairly from a timing and process perspective with the minority shareholders of Siliconix, (ii) their duties of loyalty and candor, and
(iii) Vishay's obligations to pay a fair price to the Siliconix minority shareholders. Following expedited discovery and briefing, on June 19, 2001, the Delaware Court of Chancery issued its order denying Fitzgerald's motion for a preliminary injunction. The Court found that Fitzgerald had not succeeded in demonstrating that he has a reasonable probability of success on the merits of his claims. The Company and Vishay filed motions to dismiss the verified amended complaint on June 6, 2001. Vishay filed a motion for summary judgment on June 25, 2001. The motions to dismiss and for summary judgment are pending.

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


Note 4.  Comprehensive Income (Loss)

The following are the components of comprehensive income (loss):

(In thousands)                                Three Months Ended      Nine Months Ended
                                              Sept 29,     Oct 1,     Sept 29,    Oct 1,
                                                2001        2000       2001       2000
                                              -------     --------    --------   --------
Net income (loss)                             $  (877)    $ 29,339    $ 14,448   $  83,873

Other comprehensive income (loss):
Foreign currency translation adjustment            (1)         (17)        (22)         86
                                              -------     --------    --------   --------

Total other comprehensive income (loss)            (1)         (17)        (22)         86

Comprehensive income (loss)                   $  (878)    $ 29,322    $ 14,426   $  83,959
                                              ========    ========    ========   =========

Note 5.  Segment Reporting

         The Company is engaged primarily in designing, marketing, and manufacturing power and analog semiconductor products. The Company is organized into three operating segments, which due to their inter-dependencies, similar long-term economic characteristics, shared production processes and distribution channels have been aggregated into one reportable segment.


Note 6.  Earnings (Loss) Per Share

         Basic earnings (loss) per common share are computed by using weighted average common shares outstanding during the period. Diluted earnings (loss) per common share incorporate the incremental shares issuable upon the assumed exercise of stock options when diluted. As the Company has no stock options outstanding, basic and diluted earnings (loss) per share are the same.


Note 7.  Pending Accounting Pronouncements

         On June 29, 2001, the Financial Accounting Standards Board (FASB) unanimously approved the issuance of Statements of Financial Accounting Standards No. 141, "Business Combinations" (Statement 141), and No. 142,
"Goodwill and Other Intangible Assets" (Statement 142). These Statements drastically change the accounting for business combinations, goodwill, and intangible assets. Statement 141 eliminates the pooling of interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that was completed after June 30, 2001.

         Statement 142 supersedes APB Opinion No. 17, "Intangible Assets," which required that goodwill and intangible assets be amortized over a life not to exceed forty years. Under Statement 142, amortization of goodwill is prohibited. Instead, it is tested at least annually for impairment at the reporting unit level. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of APB Opinion No. 17 will continue to apply to the Company until Statement 142 becomes effective. The Company is required to adopt Statement 142 in the fiscal year beginning after December 15, 2001. The adoption of Statement 142 will not have a material effect on the Company's financial position or results of operations.

         In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144). This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. Statement 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company will adopt this statement beginning January 1, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         Net sales for the third quarter of 2001 were $67.5 million compared to $126.7 million for the third quarter of 2000. Net sales for the first nine months of 2001 were $228.9 million compared to $361.5 million for the first nine months of 2000. The decrease in net sales in 2001 was due to the downturn in the computer and cellular phone handset markets which resulted in reduced demand for the Company's products. However, sequentially in the last two quarters, the Company's book-to-bill ratio continued to improve and bookings increased in absolute dollars as well. Much of the improvement in the Company's bookings was due to the recent Pentium 4 rollout and demand increases for components in cell phones. Order rates also improved and cancellations and reschedules decreased for the second consecutive quarter. In addition, the Company's turns business (that is, orders that are shippable within the same quarter) grew from the second quarter to the third quarter of 2001.

         Gross profit as a percentage of net sales in the third quarter of 2001 was 20% compared to 46% for the third quarter of 2000. Gross profit as a percentage of net sales in the first nine months of 2001 was 27% compared to 46% for the first nine months of 2000. Margins remained under pressure despite significant overhead reductions. Pricing pressures caused by excess industry capacity and reduced market demand also affected margins. The Company continues to take substantial measures to address the challenges of the current business environment. The Company reduced headcount in North America in manufacturing and administrative areas by an additional 5% in the third quarter of 2001. These activities are expected to have a minimal effect on the Company's core competencies and are expected to result in additional annualized cost savings of approximately $3 million. In addition, the Company has new operational plans in place to reduce its net inventory by over 10% from December 31, 2000 and reduce capital expenditures by 50% as compared to 2000. All of these measures are designed to minimize the negative impact of the continuing downturn on the Company's financial performance.

         Research and development expenses were $4.1 million for the third quarter of 2001 compared to $5.4 million for the third quarter of 2000, a 24% decrease. Research and development expenses were $13.1 million for the first nine months of 2001 compared to $16.2 million for the first nine months of 2000, a 19% decrease. The reduction in research and development expenditures was due to reduced personnel and other associated costs resulting from lower headcount. The Company's research and development expenditures as a percentage of net sales were 6% and 4% for the third quarter of 2001 and 2000, respectively. The Company struck a balance between its plans for new product introductions and the need to reduce overhead in the current challenging business environment. The Company is focused on assuring that efforts to control expenses will not compromise its ability to develop new products and technologies. During the third quarter of 2001, the Company introduced 30 new products, resulting in 89 new products for the year. The Company measures the success of its product introduction strategy by monitoring its design wins. The Company closed on 208 new design wins during the third quarter of 2001. The Company believes it is critical to continue to make investments in research and development to ensure the availability of innovative technology that meets the current and future requirements of the Company's customers.

         Selling, marketing, and administration expenses were $11.8 million for the third quarter of 2001 compared to $14.4 million for the third quarter of 2000. Selling, marketing, and administration expenses were $33.3 million for the first nine months of 2001 compared to $42.0 million for the first nine months of 2000. The decrease in selling, marketing, and administration expenses reflected the Company's efforts to control costs in the current environment. The Company's selling, marketing, and administration expenses as a percentage of net sales were 17% and 11% for the third quarter of 2001 and 2000, respectively. The Company's selling, marketing, and administration expenses as a percentage of net sales were 15% and 12% for the first nine months of 2001 and 2000, respectively. The increase in selling, marketing, and administration expenses as a percentage of net sales in 2001 was due to lower net sales for the third quarter and the first nine months of the year.

         Interest income for the third quarter of 2001 was $1.3 million compared to $1.6 million for the third quarter of 2000. Interest income for the first nine months of 2001 was $4.9 million compared to $3.6 million for the first nine months of 2000. The decrease in interest income for the third quarter of 2001 compared to the same period in 2000 was due to a lower interest rate earned during the third quarter of 2001. All excess cash not immediately needed to fund the Company's operations is invested in money market funds.

         Income tax expense for the first nine months of 2001 was $4.5 million compared to $24.8 million for the first nine months of 2000. The decrease in income tax expense in 2001 was due to the decrease in earnings before tax.


Liquidity and Capital Resources

         At September 29, 2001, the Company had $160.8 million in cash and cash equivalents, compared to $134.3 million in cash and cash equivalents at December 31, 2000. The increase of $26.5 million was primarily due to the reduction in accounts receivable and capital expenditures.

         Net cash provided by operating activities was $53.6 million in the first nine months of 2001 compared to $83.4 million in the same period of 2000. The decrease in net cash provided by operating activities for the first nine months of 2001 was primarily due to a reduction in net income. Accounts receivable as of September 29, 2001 decreased by $29.8 million from December 31, 2000 due to the decrease in revenues as well as shorter collection periods. Effective from January 2001, Vishay Americas Inc., a wholly owned subsidiary of Vishay Intertechnology, Inc., is responsible for collecting the Company's accounts receivable for the North America region. Accounts receivable ownership is transferred to Vishay Americas Inc. at the gross amount as soon as sales invoices are generated. Affiliate accounts receivable from Vishay Americas Inc. in relation to this arrangement are settled on a monthly basis, which shortens the Company's overall accounts receivable collection period. Net affiliate receivables and payables as of September 29, 2001 increased by $18.7 million from December 31, 2000. Accounts payable as of September 29, 2001 decreased by $27.0 million from December 31, 2000, mainly due to the decrease in business volume. Accrued liabilities and contingencies as of September 29, 2001 decreased by $15.0 million from December 31, 2000, mainly due to the decrease in accrued income taxes and management incentive programs.

         Inventories decreased by $1.3 million in the first nine months of 2001 from December 31, 2000. Raw materials as of September 29, 2001 decreased by $3.9 million from December 31, 2000 as the Company decreased its purchases of silicon, piece parts and foundry wafers as a result of the business slowdown. Work-in-process as of September 29, 2001 increased by $10.5 million from December 31, 2000 mainly due to the inventories in the pipeline. Finished goods inventory as of September 29, 2001 decreased by $7.9 million from December 31, 2000.

         Net cash used in investing activities was $27.1 million in the first nine months of 2001 compared to $41.7 million in the same period of 2000. The Company spent $27.1 million in capital expenditures in the first nine months of 2001, primarily related to new technology and regulatory compliance. Capital spending in 2001 is expected to be lower than the 2000 level due to the slowdown in the industry.

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

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         On April 25, 2001, the Company filed a patent infringement lawsuit against General Semiconductor, Inc. ("General Semiconductor"). The suit was filed in the United States District Court for the Northern District of California and alleged that certain General Semiconductor products infringe two patents held by the Company. On July 2, 2001, General Semiconductor filed and served its answer to the Company's complaint and asserted counterclaims against the Company. On August 3, 2001, Siliconix filed a motion to dismiss or strike certain affirmative defenses alleged by General Semiconductor in its answer and to dismiss or strike down all of General Semiconductor's counterclaims. This motion is scheduled to be heard on January 11, 2002. On November 2, 2001, Vishay acquired General Semiconductor in a stock-for-stock transaction.


Item 6.  Exhibits and Reports on Form 8-K.

         Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SILICONIX INCORPORATED



Date: November 13, 2001                By: /s/ King Owyang
                                           -------------------------------------
                                           King Owyang
                                           President and Chief Executive Officer




                                       By: /s/ William M. Clancy
                                           -------------------------------------
                                           William M. Clancy
                                           Principal Accounting Officer