Form 10-K
period 2001-12-31
SILICONIX INC
filed 2002-04-01
CIK 90283

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

 [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates is $175,300,000, based upon the closing price for the registrant's Common Stock on March 28, 2002 ($30). There is no non-voting common stock.

     The number of shares of the registrant's Common Stock, $0.01 par value, outstanding at March 28, 2002 was 29,879,040.


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Siliconix incorporated 2001 Annual Report to Stockholders are incorporated into Parts I, II, and IV.

2. Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in April 2002 pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2002 Annual Meeting of Stockholders of Siliconix incorporated are incorporated into Part III.

                                     PART I

Item 1.  Business.

General

     Siliconix incorporated ("Siliconix" or the "Company") designs, markets, and manufactures power and analog semiconductor products. The Company focuses on technologies and products for the communications, computer and automotive markets. Additionally, many of the Company's products are used in instrumentation, industrial and consumer applications.

     Founded in 1962, Siliconix uses its advanced technology and applications expertise to develop value-added products for power management and conversion. These products serve two types of markets. The first type, represented by the communications and computer markets, features design cycles as short as a few months and product life cycles as short as six to twelve months, thus creating numerous new opportunities for the Company. The other type, represented by the automotive market, features long design cycles, sometimes as much as four or five years, and product life cycles as long or longer. Participation in both types of businesses helps the Company balance growth opportunities with research and development investments required to maintain technology leadership.

     Siliconix was a member of TEMIC Semiconductors, a division of the Daimler-Benz microelectronics consortium, for several years. On March 2, 1998, Daimler-Benz sold the Semiconductor Division of TEMIC, which included its 80.4% interest in Siliconix, to Vishay Intertechnology, Inc. of Malvern, Pennsylvania ("Vishay"). The Company's products are sold through the Vishay worldwide sales organization.

Products

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

     Power MOSFETs are the Company's largest product line in terms of sales. In this product line, Siliconix has traditionally focused on low-voltage products that are prevalent in battery-operated products (e.g., cellular phone handsets and notebook computers) and in automotive systems. Siliconix has maintained technology leadership in low voltage, surface mount Power MOSFETs through advances in both silicon technology and product packaging. Siliconix extended its product coverage to the medium voltage spectrum (below 200V) mainly for fixed telecom (networking, routers, etc.) applications, where product performance is a very important feature.

     Advanced process technologies, such as the Company's "Trench" technology, offer very high cell density, very low on-resistance and optimized switching parameters for high frequency DC-DC power conversion. In November 2000, Siliconix announced its achievement and introduced a breakthrough process innovation with a density of 178 million-cells.

     These process technologies have been coupled with innovative packaging techniques to create surface mount product families, such as LITTLE FOOT(R) and LiteFOOT(R) Power MOSFETs, that provide customers with size and performance benefits as well as manufacturing compatibility with digital ICs. The Company's new package innovation PowerPAK(TM) Power MOSFETs drastically improve thermal performance, giving a higher current capability than other package solutions for a given footprint. This leadless package with ultra thin height profile combined with bond wireless technology such as PowerConnectTM allows for desirable characteristics such as extreme low on-resistance, small size and better power dissipation. Other package innovations are focused on making the overall size of the device smaller, and include the introduction of LITTLE FOOT Power MOSFETs in SC-75A and SC-89 packages. These product platforms provide competitive advantages to the Company's customers by offering better performance and smaller form factors for new product development.

     Siliconix Power ICs include power conversion, power interface and motor control ICs. In 2000, Siliconix introduced a new line of Low Dropout Regulators
(LDOs) to complement its power conversion lines of products. The Company's power conversion and interface ICs are based on low-voltage mixed-signal silicon processes that offer customers higher frequencies without compromising efficiencies compared to competitive products. They are used in applications, such as cellular phone handsets, where an input voltage from a battery or other supply source must be converted to a level that is compatible with logic signals used by power amplifiers, baseband logic, DSPs, CPU I/O and other sub-circuits in the system. The Company's motor control ICs are used to control motion in data storage applications (e.g., optical and hard disk drives) and to control the speed of small motors in office equipment (e.g., printers and copy machines). In addition to these products, the Company offers a line of power conversion ICs for higher-power applications in the fixed telecom market.

     The balance of the Company's product line includes discrete small-signal transistors and signal processing ICs (e.g., analog switches and multiplexers). The Company's small-signal transistors range from junction field-effect transistors (JFETs), which was Siliconix's original product line and even today remains critical for some applications, to newer transistor processes, such as the Company's double-defused metal oxide transitor (DMOS) processes, which offer performance advantages over competitors' products. The analog switch and multiplexer product family have long been used in instrumentation and industrial equipment that receives and/or outputs real-world analog signals. A recent application for this technology is in broadband communication devices such as xDSL modems.

Manufacturing

     The Company's manufacturing operations are strategically located to support customer manufacturing locations, cultivate growth markets and access cost-effective labor markets. All of the Company's manufacturing sites use Statistical Process Control methods of total quality control and have ISO 9000 certification. In addition, the Company has IS0 14001 certification for manufacturing sites in United States, Germany, Taiwan, and China.

     The Company manufactures power products in a Class 1 six-inch wafer fabrication facility in Santa Clara, California and subcontracts wafer fabrication through an affiliate in Itzehoe, Germany. The Company completed the process of transferring its power product technology to a subcontractor in Japan and production started there in 2001. However, the transfer of the technology is an on-going process as new technologies are developed. This approach leverages lower manufacturing costs in certain overseas markets to ensure an adequate supply of wafers in the future. The manufacturing of wafers for analog switches and multiplexers is done through an outsourcing arrangement by a foundry in Dresden, Germany. A subcontractor in Beijing, China manufactures small signal transistors. Assembly and test facilities include Company owned facilities in Kaohsiung, Taiwan and Shanghai, China, as well as subcontractors in the Philippines, Taiwan, Israel, China and Japan.

     In order to secure additional manufacturing capacity, in 1999 the Company signed an agreement with Fraunhofer Gesellschaft ("FHG"), a subsidiary of Vishay, for the use of its wafer fabrication facility in Northern Germany until December 31, 2007. Under this agreement, the Company is committed to pay for operating costs, at FHG's manufacturing location in Itzehoe, Germany, regardless of the extent of actual manufacturing output through the expiration of the agreement. In 1999 operating expenses at this location, for which the Company was responsible, under the agreement were approximately $25.0 million. As of December 31, 2001, the Company was not required to make any additional payment to support FHG's operating expenses.

     Raw materials used by the Company include single-crystal silicon wafers, chemicals, gases, metal wire, ceramic, plastic and glass-to-metal packages. Although these materials are generally available from two or more sources, the

Company experiences difficulties in obtaining supplies of some raw materials from time to time. Accordingly, certain key materials are obtained from a limited group of suppliers, some of which are thinly capitalized independent companies. Difficulties obtaining raw materials in the future could adversely affect the Company's operations.

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

Sales

     Since the acquisition by Vishay of a majority interest in the Company, the Company's products have been sold by the Vishay worldwide sales organization, which consists of much of the same worldwide structure of sales representatives and distributors that was established for TEMIC Semiconductors.

     The affiliated sales organizations are regionally based, functioning as undisclosed agents that earn a commission as a fixed percentage of sales and perform all sales-related activities. The following table shows net sales and the percentage of the Company's net sales on a geographic basis for the periods indicated (dollars in thousands):

                             Years ended December 31
                             -----------------------

                         2001                     2000                      1999
                         ----                     ----                      ----

North America   $ 50,911          17%   $128,349          27%   $ 98,042          26%
Europe            52,323          17%    101,221          21%     78,350          20%
Japan             36,934          12%     50,022          11%     40,007          10%
Taiwan            61,211          20%     58,876          12%     61,983          16%
Singapore         38,688          12%     54,531          12%     38,322          10%
Asia Pacific      64,298          21%     76,300          16%     63,632          17%
All Other          1,201           1%      3,846           1%      2,972           1%
                --------    --------    --------    --------    --------    --------
                $305,566         100%   $473,145         100%   $383,308         100%

     The Company markets its products in different geographic areas as follows:

     North America: Sales are made by Vishay's United States and Canada ("North American") sales force and the respective sales representatives organizations. Sales representatives in North America are compensated by commission on their sales. Area sales managers coordinate these representatives and the North American sales force. Vishay's North American sales headquarters are located in Shelton, Connecticut. Regional sales offices are located in or near Chicago, Illinois; Tampa, Florida; Houston, Texas; Santa Clara, California; and Orange County, California.

     Sales not made directly to original equipment manufacturers are made through distributors at approximately 350 locations throughout the United States and Canada. The Company provides certain distributors with contracts to protect inventory against reductions in published prices and against product obsolescence.

     Europe: Sales of the Company's products in Europe are made by Vishay's European sales force and sales representative organizations. As in North America, sales not made directly to the original equipment manufacturers are made through distributors, with approximately 125 locations. European distributors are provided with certain inventory obsolescence and price protections similar to those granted to US distributors.

     Japan: Sales in Japan are made both by Vishay's Japan sales force and distributors.

     Asia Pacific: Sales are made in Hong Kong, Korea, the Republic of China (Taiwan), The People's Republic of China and in Southeast Asia by Vishay's Asia-Pacific sales force, headquartered in Singapore. In these locations, as in the United States, sales are made directly to original equipment manufacturers through field sales engineers or through sales representatives. Direct sales agents and representatives are compensated on a commission basis. Sales not made directly to original equipment manufacturers are made through distributors, which currently have approximately 75 locations in the region. Distributors in this region are provided with certain inventory obsolescence and price protections similar to those granted to US distributors.

     Sales in the rest of the world are made through sales representatives, stocking representatives and distributors.


Order Backlog

     As of December 31, 2001, the backlog of orders booked was $53.9 million. The backlog as of December 31, 2000 was $117.6 million. This decrease was largely due to the downturn in the computer and cellular phone handset markets which resulted in reduced demand for the Company's products in 2001. The Company includes in the December 31, 2001 backlog only open orders that have been released by the customer for shipment in the calendar year 2002. The Company's customers encounter uncertain and changing demand for their products. They typically order products from the Company based on their forecasts. If demand falls below customers' forecasts, or if customers do not control their inventory effectively, they may cancel or reschedule the shipments that are included in the Company's backlog, in many instances without the payment of any penalty. Therefore, the backlog is not necessarily indicative of results for the following year.

Competition

     The semiconductor industry is highly competitive. Many of the Company's competitors are larger companies with greater financial resources and limited dependency on semiconductor products as their sole source of sales and earnings. The Company has been able to compete effectively by being selective in its choice of products and markets, and by being a technology-leader in those areas.

Research and Development

     Research and development activities are directed toward expanding the Company's technology leadership. The Company's focus is on developing new products and technologies with particular attention to activities that improve the cycle time from new product development to product release. Total research and development expenditures were $17.2 million in 2001, $21.0 million in 2000 and $17.0 million in 1999. The reduction in research and development expenditures in 2001 was due to reduced personnel and other associated costs resulting from lower headcount. See Note 2 of Notes to the Consolidated Financial Statements.

Patents and Licenses

     Siliconix protects its technology leadership by securing patents on proprietary products and processes. As of December 31, 2001, Siliconix owned 193 U.S. patents, covering primarily semiconductor device structures, processes, and circuitry. Expiration dates for these patents range from 2005 to 2020. As of December 31, 2001, an additional two patents had been allowed but not yet issued. There were also 17 U.S. patent applications pending. The Company believes that, as it increasingly utilizes these patents in the design and manufacture of its products, its royalty obligations will decrease significantly. See Note 8 of Notes to the Consolidated Financial Statements.

Employees

     On December 31, 2001, the Company employed 1,631 people, of whom 582 were employed in the United States, 1,039 in East Asia, and 10 in Europe. The Company's future success is substantially dependent on its ability to attract and retain these highly qualified technical and administrative personnel.

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

Executive Officers

     The following sets forth the name, age, offices presently held, business experience, and principal occupation of the Company's executive officers:

                    Name             Office Presently Held
                    ----             ---------------------

                    King Owyang      President & Chief Executive Officer
                    Nick Bacile      Executive Vice President

     Dr. Owyang, age 56, joined the Company in January 1988 as a divisional Vice President of Research and Development. He assumed additional responsibility for Corporate Reliability and Quality Assurance in April 1990. He became Vice President, Engineering in May 1990; Executive Vice President, Technology and Silicon Operations in April 1992; and President and Chief Executive Officer in March 1998. Dr. Owyang holds B.S. and Ph.D. degrees in Physics.

     Mr. Bacile, age 54, joined the Company in May 1999 as Senior Vice President of the Siliconix Standard Products Unit. He became Executive Vice President of the Company in September 2000. Prior to joining the Company, Mr. Bacile served as Vice President of Marketing for California Micro Devices Corporation, Milpitas, California, from July 1996 to April 1999. Mr. Bacile holds a Bachelor Degree in Electronics.


Item 2. Properties.

     The Company owns its principal manufacturing plant and general offices, which are located in three two-story buildings totaling 220,100 square feet on a 12-acre site in Santa Clara, California. Siliconix Limited, a subsidiary of the Company, currently occupies, under an agreement with Vishay UK Limited, approximately 2,000 square feet at Vishay's Bracknell, United Kingdom location, where the Company's European Headquarters are located. Siliconix (Taiwan) Limited, a subsidiary of the Company, owns a 50,000-square-foot portion of a building in the Nan-Tse Export Processing Zone, a suburb of Kaohsiung, Taiwan, which consists of manufacturing and general office space. Shanghai Simconix Co. Ltd., a joint venture between the Company and the Shanghai Institute of Metallurgy (the "SIM"), leases 41,000 square feet of manufacturing and general office space in Shanghai from the SIM. In 2000, Simconix leased an additional 39,000 square feet from the SIM.


Item 3. Legal Proceedings.

     In 2001, the Company remained a party to two environmental proceedings.
The first involves property that the Company vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to the Company and the current owner of the property. The Order alleged that the Company contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. The Company subsequently reached a settlement of this matter with the current owner of the property. The settlement provided that the current owner will indemnify the Company and its employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which the Company remains nominally subject.

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

     In February and March 2001, several purported class action complaints were filed in the Court of Chancery in and for New Castle County, Delaware and the Superior Court of the State of California against Vishay, the Company, and the Company's directors in connection with Vishay's announced proposal to purchase all issued and outstanding shares of the Company not already owned by Vishay. The class actions, filed on behalf of all non-Vishay Siliconix shareholders, allege, among other things, that Vishay's proposed offer was unfair and a breach of fiduciary duty. One of the Delaware class actions also contains derivative claims against Vishay on behalf of the Company alleging self-dealing and waste because Vishay purportedly usurped the Company's inventory and patents, appropriated the Company's separate corporate identity, and obtained a below-market loan from the Company.

     In May 2001, the Delaware Court of Chancery consolidated the several class action complaints described above. On or about May 31, 2001, lead plaintiff Fitzgerald served an amended complaint, an application for a preliminary injunction against proceeding with or taking steps to give effect to Vishay's proposed tender offer or the contemplated short-form merger, and a motion to expedite proceedings and additional discovery requests. In addition to his prior allegations, plaintiff claimed, among other things, that in connection with the proposed offer and short-form merger, defendants allegedly violated (i) their duty to deal fairly from a timing and process perspective with the minority shareholders of Siliconix, (ii) their duties of loyalty and candor, and (iii) Vishay's obligations to pay a fair price to the Siliconix minority shareholders. Following expedited discovery and briefing, on June 19, 2001, the Delaware Court of Chancery issued its order denying Fitzgerald's motion for a preliminary injunction. The Court found that Fitzgerald had not succeeded in demonstrating that he had a reasonable probability of success on the merits of his claims. The Company and Vishay filed motions to dismiss the verified amended complaint on June 6, 2001. Vishay filed a motion for summary judgment on June 25, 2001. The motions to dismiss and for summary judgment are pending.

     On July 3, 2001, the California Superior Court entered an order staying the California state-court actions that had been filed against the Company and Vishay in connection with Vishay's earlier proposal.

     On April 25, 2001 the Company initiated a lawsuit against General Semiconductor, Inc. In its complaint, the Company asserted claims that General Semiconductor is infringing United States Letters Patent Nos. 5,072,266 and 5,298,442 relating to certain power MOSFET products. General Semiconductor has denied the material allegations in the Company's complaint and has asserted various affirmative defenses. General Semiconductor also has asserted counterclaims for patent misuse and unfair competition against the Company, seeking a declaratory judgment of non-infringement, invalidity and/or unenforceability and seeking injunctive relief, damages, attorneys' fees and costs. The Company has not yet responded to those Counterclaims.

     The Company and General Semiconductor tentatively have reached a settlement that will resolve the action without the need for further litigation, and are actively negotiating the details of the proposed settlement.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

     (a) The registrant's Annual Meeting of Stockholders was held on October 24, 2001.

     (b)  Not applicable.

     (c) There were two matters voted on at the Meeting. A brief description of each of these matters, and the results of the votes thereon, are as follows:

          1.   Election of Directors

                 Nominee               For                      Abstain
                 -------               ---                      -------

                 Owyang                29,544,446               126,445
                 Arndt                 29,350,425               320,466
                 Heiss                 29,579,009                91,882
                 Lipcaman              29,349,297               321,594
                 Rosenberg             29,573,409                97,482
                 Segall                29,579,397                91,494
                 Smith                 29,537,754               133,137
                 Talbert               29,579,437                91,454

          2. Ratification of the appointment of Ernst & Young LLP as the registrant's auditors for the fiscal year ending December 31, 2001.
                                                                      Broker
                  For            Against           Abstain            Nonvotes
                  ---            -------           -------            --------

               29,630,471         23,890           16,530                -0-


          (d)  Not applicable

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     As of March 28, 2002, there were 571 holders of record of the Company's Common Stock. Under Delaware law, the Company may pay dividends only from retained earnings or, if none, from net profits for the current or preceding fiscal year. The Company has paid no dividends since December 1980 in order to retain the Company's earnings to fund future growth requirements. No change in such policy is anticipated in the near future.

     A presentation of the highest and lowest "last trade" price for the Company's Common Stock for each quarterly period during 2000 and 2001 is provided in Note 14 to Consolidated Financial Statements. The Company's Common Stock trades on the Nasdaq Stock Market under the symbol "SILI."

Item 6. Selected Financial Data.


     Selected financial data is set forth in Exhibit 13 hereto. This Annual Report on Form 10-K will be mailed to Stockholders with the Company's Annual Report to Stockholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Managements Discussion and Analysis of Financial Condition and Results of Operations are set forth in Exhibit 13 hereto. This Annual Report on Form 10-K will be mailed to Stockholders with the Company's Annual Report ot Stockholders.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     Quantitive and Qualitative Disclosures about Market Risk are set forth in
Exhibit 13 hereto. This Annual Report on Form 10-K will be mailed to Stockholders with the Company's Annual Report to Stockholders.

Item 8. Financial Statements and Supplementary Data.

     The financial statements, reports of independent auditors, and quarterly financial data are set forth in Exhibit 13 hereto. This Annual Report on Form 10-K will be mailed to Stockholders with the Company's Annual Report to Stockholders.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     The executive officers of the Company are identified in Item 1 of Part I of this Annual Report on Form 10-K. Identification of the directors of the Company is incorporated by reference from the "Election of Directors" section of the Company's definitive Proxy Statement to be mailed to stockholders in connection with the 2002 Annual Stockholders Meeting and filed with the Securities and Exchange Commission in April 2002 (the "Proxy Statement"). Further information regarding the directors is incorporated by reference from the "Compliance with
Section 16 of the Securities Exchange Act of 1934" section of the Proxy
Statement.

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

Item 13. Certain Relationships and Related Transactions.

     Incorporated by reference from the "Certain Relationships and Certain Transactions" section of the Proxy Statement.

                                                      PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Documents Filed as Part of Form 10-K

      1.  Financial Statements

          The Consolidated Financial Statements are set forth in Exhibit 13 hereto.

          Independent Auditors Report on the Financial Statements

          Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999

          Consolidated Balance Sheets as of December 31, 2001 and 2000

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999

          Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

          Notes to Consolidated Financial Statements



     2.  Financial Statement Schedule

         A.   Independent Auditors Report on Financial Statement Schedule

         II.  Valuation and Qualifying Accounts

              All other schedules have been omitted as the required information is reported or incorporated by reference elsewhere in this Annual Report or is not applicable.

     3.   Exhibits

          3.1  Restated Certificate of Incorporation/1

          3.2  Certificate of Amendment of Restated Certificate of
               Incorporation/2

          3.3  Bylaws/3

          10.2 One-Year Key Professional Incentive Bonus Plan/1

          10.5 Amended and Restated License Agreement dated April 10, 1990 between the Company and International Rectifier Corporation/1

          10.6 Amendment to Amended and Restated License Agreement dated December 21, 1990 between the Company and International Rectifier Corporation/1

          10.15 Amendment No. 1 to Siliconix One-Year Key Professional Incentive Bonus Plan/4

          10.16 Amendment No. 2 to Siliconix One-Year Key Professional Incentive Bonus Plan/4

          13   Portions of Siliconix incorporated 2001 Annual Report to
               Stockholders

          21   Subsidiaries of the Company

---------------------

1 Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the SEC on April 15, 1991.

2 Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 30, 2000.

3 Incorporated by reference from Exhibits to the Company's Current Report on Form 8-K, filed with the SEC on June 1, 2001.

4 Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, filed with the SEC on November 12, 1997.


  (b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K in the last quarter of the year ended December 31, 2001.

Report of Ernst & Young LLP, Independent Auditors


To the Board of Directors and Stockholders of Siliconix incorporated:


We have audited the consolidated statements of Siliconix incorporated as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001, and have issued our report thereon dated January 28, 2002 (included elsewhere in this Annual Report on Form 10-K). Our audit also included the financial statement schedule listed in item 14(a)2 of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                           /s/ERNST & YOUNG LLP

San Jose, California
January 28, 2002

                             SILICONIX INCORPORATED
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             YEARS ENDED DECEMBER 31

                                 (IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------
                                               Balance at     Charged to      Charged to      Deductions (2)  Balance at
                                               Beginning of   Costs and       Revenue (1)                     End of Period
                                               Period         Expense
----------------------------------------------------------------------------------------------------------------------------
1999
Allowance for Doubtful Accounts                  2,868           1,487              --           1,489           2,866
Allowance for Price Adjustments                    750              --           9,698           9,198           1,250
Allowance for Returned Parts and                10,773              --          19,669          16,188          14,254
  distributor adjustments
----------------------------------------------------------------------------------------------------------------------------
                                                14,391           1,487          29,367          26,875          18,370
2000
Allowance for Doubtful Accounts                  2,866           1,554              --              --           4,420
Allowance for Price Adjustments                  1,250              --           6,871           6,421           1,700
Allowance for Returned Parts and                14,254              --           9,664          11,739          12,179
  distributor adjustments                                           --
----------------------------------------------------------------------------------------------------------------------------
                                                18,370           1,554          16,535          18,160          18,299
2001
Allowance for Doubtful Accounts                  4,420              --              --           1,976           2,444
Allowance for Price Adjustments                  1,700              --           9,776           9,107           2,369
Allowance for Returned Parts and                12,179              --          18,368          16,370          14,177
  distributor adjustments
----------------------------------------------------------------------------------------------------------------------------
                                               18,299         -               28,144          27,453          18,990
----------------------------------------------------------------------------------------------------------------------------


(1) Represents reserves made for price adjustments, returned parts and distributor adjustments that are provided for as a part of the Company's distributor agreements.

     Price adjustment reserves represent the contractual protection against price reductions granted to distributors by the Company. Distributors have a period of time to request a price protection credit, subsequent to the Company's issuance of a new price book, after comparing the most recent price book to their purchase price for on-hand inventory.

     The Company grants distributors contractual protection against product obsolescence. Distributors may return products in an amount of up to 5% of its purchases for the trailing six months. The returned products must be in good condition for resale "as new". In addition, distributors may exchange inventory from an initial stocking order within certain contractual provisions.

(2)  Represents actual credits granted to distributors.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2002
                                    SILICONIX INCORPORATED

                                    By: /s/ King Owyang
                                          King Owyang
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                Signature                             Title                            Date
                ---------                             -----                            ----

     Principal Executive Officer

     /s/ King Owyang
     --------------------------         President, Chief Executive
     King Owyang                            Officer and a Director                 April 1, 2002


     Principal Financial and Accounting Officer

     /s/ William M. Clancy
     -----------------------                Principal Accounting Officer
     William M. Clancy                                                             April 1, 2002

     /s/ Glyndwr Smith
     ------------------------               Chairman of the Board of Directors     April 1, 2002
     Glyndwr Smith

     /s/ Everett Arndt
     ------------------------               Director                                April 1, 2002
     Everett Arndt

     /s/ Christine Heiss
     -------------------------              Director                                April 1, 2002
     Christine Heiss

     /s/ Lori Lipcaman
     -----------------------                Director                                April 1, 2002
     Lori Lipcaman

     /s/ Michael Rosenberg
     -----------------------                Director                                April 1, 2002
     Michael Rosenberg

     /s/ Mark B. Segall
     -----------------------                Director                                April 1, 2002
     Mark B. Segall

     /s/ Timothy V. Talbert
     ------------------------               Director                                April 1, 2002
     Timothy V. Talbert


                                INDEX TO EXHIBITS

          3.1  Restated Certificate of Incorporation/1

          3.2  Certificate of Amendment of Restated Certificate of
               Incorporation/2

          3.3  Bylaws/3

          10.2 One-Year Key Professional Incentive Bonus Plan/1

          10.5 Amended and Restated License Agreement dated April 10, 1990 between the Company and International Rectifier Corporation/1

          10.6 Amendment to Amended and Restated License Agreement dated December 21, 1990 between the Company and International Rectifier Corporation/1

          10.15 Amendment No. 1 to Siliconix One-Year Key Professional Incentive Bonus Plan/4

          10.16 Amendment No. 2 to Siliconix One-Year Key Professional Incentive Bonus Plan/4

          13   Portions of Siliconix incorporated 2001 Annual Report to
               Stockholders

          21   Subsidiaries of the Company

---------------------

1 Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the SEC on April 15, 1991.

2 Incorporated by reference from Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 30, 2000.

3 Incorporated by reference from Exhibits to the Company's Current Report on Form 8-K, filed with the SEC on June 1, 2001.

4 Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, filed with the SEC on November 12, 1997.

                                   EXHIBIT 13


Five-year Summary of Selected Financial Data

Siliconix incorporated
(In thousands, except per share amounts,
 and employment data)                                     2001           2000           1999            1998           1997
Net sales                                           $    305,556    $   473,145     $  383,308    $    282,346    $   321,551

Operating income                                    $     14,712    $   137,198     $   92,206    $      5,361 (1)     43,980
                                                                                                                  $

Net income                                          $     15,095    $   107,605     $   66,117    $        738    $    33,012

Per share data:

     Net income (basic and diluted)                 $       0.51    $      3.60     $     2.21    $       0.02    $      1.10

Shares used to compute basic and diluted net
income
per share                                                 29,879         29,879         29,879          29,879         29,879

Total assets                                        $    475,798    $   503,901     $  346,678    $    317,259    $   281,509

Capital expenditures                                $     29,462    $    67,905     $   33,835    $     35,593    $    40,244

Total long-term debt, including related party       $      2,001    $     1,813     $    1,700    $     51,791    $    38,457

Year-end worldwide employment                              1,631          1,893          1,752           1,642          1,266

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

Overview

Siliconix incorporated (the "Company") is engaged in designing, manufacturing, and marketing power and analog semiconductor products. The Company is a leading manufacturer of Power MOSFETs, Power ICs, and analog Signal Processing devices for computers, cellular phones, fixed communication networks, automobiles and other electronic systems. Power MOSFETs are low-voltage, surface-mount products primarily used in the communication, computer, and automotive markets, as well as other industrial and consumer application. Power ICs are integrated circuits used in communication and data storage applications. Signal Processing products are a wide array of commodity products such as Analog Switches, Low Power MOSFETs, and JFETs used in the industrial and consumer markets.

The Company manufactures power products in a Class 1 six-inch wafer fab in Santa Clara, California and subcontracts wafer fabrication through an affiliate in Itzehoe, Germany. The Company completed the process of transferring its power product technology to a subcontractor in Japan and production started in 2001. However, the transfer of the technology is an on-going process as new technologies are developed. This approach leverages the lower manufacturing costs overseas as well as ensures an adequate supply of wafers in the future. The manufacturing of wafers for analog switches and multiplexers is done through an outsourcing arrangement by a foundry in Dresden, Germany. A subcontractor in Beijing, China manufactures small signal transistors. Assembly and test facilities include Company owned facilities in Kaohsiung, Taiwan and Shanghai, China, as well as subcontractors in the Philippines, Taiwan, Israel, China and Japan.

Vishay Intertechnology, Inc. ("Vishay"), a Fortune 1000 Company, owns an 80.4% interest in the Company. Vishay is a leading U.S. and European manufacturer of passive electronic components (resistors, capacitors, and inductors) and a leading producer of discrete semiconductor components (diodes, transistors and optoelectronic products). All of these components are vital to the operation of electronic circuits and can be found in computers, telephones, TVs, automobiles, household appliances, medical equipment, satellites, military and aerospace equipment. With headquarters in Malvern, Pennsylvania, Vishay employs over 20,000 people in over 70 facilities in the U.S., Mexico, Germany, Austria, the United Kingdom, France, Portugal, the Czech Republic, Israel, Japan, Taiwan (R.O.C.), China, and the Philippines.

The Company's products are sold by the Vishay worldwide sales organizations in three separate regions: North America, Europe and Asia. The aim of the Vishay sales structure is to unify the activities of the member companies, provide efficiencies by eliminating duplications of many functions, and bring greater value to end customers by allowing them to deal with one entity for their semiconductor purchasing needs. Vishay sales organizations function as undisclosed agents of the Company, through commission arrangements at a fixed percentage of sales made in each region. Under these agreements, Vishay sales organizations perform all sales functions under Vishay's legal names; however, the ownership of all sales, receivable, inventory, and risk of loss remains with Siliconix except for sales in North America. Effective from January 2001, Vishay Americas Inc., a wholly owned subsidiary of Vishay, assumed responsibility for collecting the Company's accounts receivable for the North America region. Accounts receivable ownership for North America transferred to Vishay
Americas Inc. at the gross amount as soon as sales invoices are generated. Vishay Americas Inc. is compensated for accounts receivable collection through a commission arrangement at a fixed percentage of sales.

Critical Accounting Policies

The following are the Company's critical accounting policies:

Revenue recognition

The Company records revenues at the time the products are shipped to its customers. Approximately 61% of the shipments are to distributors, who purchase for resale to end-users. The distributors have certain limited rights to return products. They are also entitled to certain price protection benefits, which give them credit for unsold products that they continue to hold in inventory when the Company reduces its book prices for these items. At the time the Company records sales to these distributors, the Company also recognizes allowances against net sales for estimated product returns and price protection allowances. The Company estimates allowances based on historical returns and price adjustments on a consolidated level as well as on the general business and economic climate.

The Company believes these procedures enable the Company reasonably to estimate and quantify reserves for future returns and price adjustments.

Accounts Receivables

The Company estimates the collectibility of its receivables and establishes allowances for the amount of receivables that will prove uncollectible. The Company bases these allowances on historical collection experience, the length of time the Company's receivables are outstanding, the financial circumstances of individual customers, and general business and economic conditions. In difficult economic period conditions such as in 2001, it becomes more difficult to accurately assess collectiblity, and the Company increased the size of its collection reserves relative to the amount of receivables outstanding. Because of adverse collection experiences and the uncertainties of the current business climate, the Company increased its receivable allowances from approximately 23% of outstanding receivables at December 31, 2000 to approximately 36% of outstanding receivables at December 31, 2001.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual cost, determined on the first-in, first-out method); market is based upon estimated net realizable value. The valuation of inventory at the lower of cost or market requires the use of estimates as to the amounts of current inventory that will be sold. These estimates are dependent on the Company's assessment of current and expected orders from its customers.

Results of Operations

Year Ended December 31, 2001 compared to Year ended December 31, 2000

Net Sales

Net sales for 2001 were $305.6 million compared to $473.1 million in 2000. The decrease of 35% from the prior year was primarily due to the downturn in the computer and cellular phone handset markets which resulted in reduced demand for the Company's products and overly optimistic industry forecasts for the cell phone handset market led to excess handsets inventories. The allowance for price adjustments, returned parts and distributor adjustments as a percentage of net sales were 5% and 3% in 2001 and 2000, respectively. The increase was primarily due to increased credits granted to the distributors for price adjustments as a function of the market conditions. Distributors utilized their maximum stock rotation allowance during 2001 due to the slowdown in the market. However, the Company's book-to-bill ratio started to improve in the third quarter of 2001 and bookings increased in absolute dollars as well. Much of the improvement in the Company's bookings was due to the Pentium 4 rollout and demand increases for components in cell phones. Order rates also improved and cancellations and reschedules decreased during the third and fourth quarter of 2001. In addition, the Company's turns business (that is, orders that are shippable within the same quarter) grew from 3.12 in the third quarter of 2001 to 3.88 in the fourth quarter of 2001.

Gross Profit

Gross profit as a percentage of net sales was 25% in 2001 compared to 45% in 2000. The decrease in margins for the year ended December 31, 2001 was mainly due to manufacturing overhead in excess of that required to support the reduced demand as well as pricing pressures caused by excess industry capacity. As a result of pricing pressure, the Company reviewed and adjusted prices periodically and these credits granted to the distributors for price adjustments directly impacted the Company's gross margin. The Company took action to reduce manufacturing output in light of the reduced demand during the year. The Company reduced its inventory level by reducing production outputs, which involved increased shutdown schedules. In an effort to improve the Company's operating results, the Company will continue to focus aggressively on the development of new products that tend to have higher margins.

Research and Development

Research and development expenses were $17.2 million in 2001 as compared to $21.0 million in 2000, an 18% decrease as a result of reduced personnel costs resulting from lower headcount and savings in other associated costs. The Company's research and development expenditures as a percentage of net sales were 5.6% and 4.4% in 2001 and 2000, respectively. The increase in research and development expenses in 2001 as a percentage of net sales reflected the Company's continued commitment to the development of new products and technologies. The Company believes it is critical to continue making investments in research and development to ensure the availability of innovative technology that meets both current and future requirements of the Company's customers. New product introductions remain critical to the Company's success. As a result, the Company introduced 130 new products in 2001 compared to 119 in 2000.

Selling, Marketing, and Administration

Selling, marketing and administration expenses were $42.8 million in 2001 compared to $54.3 million in 2000. The decrease of selling, marketing and administration expenses in 2001 compared to 2000 was primarily due to lower commission expense as a result of decreased revenues as well as the Company's efforts to control costs as a result of the downturn in the computer and cellular phone handset markets. The Company reduced 5% of its workforce in 2001, which included 70 employees in North America, 17 employees in Asia Pacific, and 1 employee in Europe. The total cost incurred for the workforce reduction was $1.8 million and was recorded in selling, general and administrative expenses.


Amortization of Goodwill

The Company recorded goodwill of $9.2 million in connection with the acquisition of additional 40% ownership interest of Simconix in 1998. The goodwill was amortized on a straight-line basis over 20 years. Amortization of goodwill in 2001 and 2000 was $458,000, respectively. As of December 31, 2001, accumulated goodwill amortization was $1.7 millon and the net book value of goodwill was $7.4 million. The Company is required to adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142) during the first quarter of fiscal 2002. Accordingly, goodwill deemed to have an indefinite life will no longer be amortized but will be subject to annual impairment test in accordance with Statement 142. Application of the non-amortization provisions of the Statement is expected to result in an increase to net income of approximately $458,000 in 2002 as compared with the previous accounting requirements.

Interest Income

Interest income for the year 2001 was $5.8 million as compared to $5.4 million in 2000. The Company invested cash, not currently needed to fund the Company's operations, in overnight investment accounts as well as money market funds. The Company has increased its cash balance year over year, however, due to interest rate reductions, interest income did not increase during year 2001 over year 2000.

Other Expense, net

Other expense, net, was $0.5 million for the year ended December 31, 2001 compared to $2.9 million in 2000. The decrease in other expenses, net, in 2001 as compared to 2000 was primarily due to reduction in foreign exchange losses on the Company's assets denominated in European and Asian currencies. In addition, in the second quarter of 2001, the Company received $800,000 from the Chinese government as a result of an additional $10 million capital contribution made by the Company in Simconix in 2001.

Income Tax Expense

Income tax expense for the year ended December 31, 2001 decreased by $27.1 million as compared to 2000 primarily due to the decrease in earnings before tax. The effective tax rate for the year ended December 31, 2001 was 23.7% as compared to 22.8% for the year ended December 31, 2000.

Year Ended December 31, 2000 compared to Year ended December 31, 1999

Net Sales

Net sales for 2000 were $473.1 million compared to $383.3 million in 1999. The increase of 23% from the prior year was primarily due to strong sales in North America and Europe as well as an increase in all other geographic regions. In 2000, the Company's net sales increased in every geographic region as compared to 1999. Net sales in the Asia Pacific region (excluding Japan), North America, Europe and Japan were 16%, 31%, 29%, and 25% higher than 1999, respectively.

Gross Profit

Gross profit as a percentage of net sales was 45% in 2000 compared to 41% in 1999. The increase in margins for the year ended December 31, 2000 was mainly due to economies of scale in manufacturing operations and further productivity improvements, as well as further advances in technologies. Cost reduction programs, such as the conversion of the TrenchFETTM product line to the Company's proprietary 32-million cell process, allowed further migration to the Company's smaller, more profitable products.

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

Amortization of Goodwill

The Company recorded goodwill of $9.2 million in connection with the acquisition of an additional 40% ownership interest of Simconix in 1998. Goodwill was amortized on a straight-line basis over 20 years. The amortization of goodwill in 2000 was $458,000 as compared to $456,000 in 1999.

Interest Expense/Income

Interest income for the year 2000 was $5.4 million compared to interest expense of $0.8 million in 1999. The Company repaid all of its outstanding loans as of December 31, 1999 and invested its excess cash during fiscal year 2000. The Company had invested $37 million of its excess cash with Vishay to provide the Company with short-term interest income. The investment with Vishay had an interest rate of 7.5% and was callable by the Company at any time. This rate compared favorably to other investment vehicles that offered similar terms and conditions. All other excess cash not immediately needed to fund the Company's operations was invested in overnight investment accounts as well as money market funds. During December 2000, Vishay repaid the investment of $37 million to the Company.

Other Expense, net

Other expense, net, was $2.9 million for the year ended December 31, 2000 compared to $0.6 million in 1999. The increase in other expenses, net, in 2000 as compared to 1999 was mainly due to foreign exchange losses on the Company's assets denominated in European currencies.

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

Financial Condition, Liquidity, and Capital Resources

As of December 31, 2001, the Company had $167.2 million in cash and cash equivalents, compared to $134.3 million in cash and cash equivalents and short-term note receivable from affiliate at December 31, 2000. The increase of $32.9 million was primarily due to the reduction in capital expenditures.

Net cash provided by operating activities was $62.3 million in 2001, compared to $143.8 million in 2000. Accounts receivable decreased $27.8 million in 2001 as a result of lower revenues and shorter collection periods. Effective January 2001, Vishay Americas Inc., a wholly owned subsidiary of Vishay, assumed responsibility for collecting the Company's accounts receivable for the North America region. Accounts receivable ownership is transferred to Vishay Americas, Inc. at the gross amount as soon as sales invoices are generated. In addition, the excess of affiliate payables over affiliate receivables increased by $17.0 million in 2001 compared to 2000 mainly due to slower cash payments to unconsolidated affiliates. Accrued liabilities and contingencies decreased by $20.0 million due to a decrease in management incentive programs and taxes payable.

Inventories decreased by $6.0 million for the year ended December 31, 2001 as compared to the prior year. Raw materials as of December 31, 2001 decreased by $4.1 million from December 31, 2000 as the Company decreased its purchase of silicon, piece parts, and foundry wafers as a result of the business slowdown. Work in process as of December 31, 2001 decreased by $1.3 million from December 31, 2000. Finished goods inventory as of December 31, 2001 decreased by $0.7 million from December 31, 2000. The inventory reduction is part of the cost reduction and inventory control measures. The Company reduced its inventory level by reducing production outputs, which involved increased shutdown schedules. The plan did not involve inventory reserves or write-downs.

Net cash used in investing activities was $29.4 million in 2001, compared to $36.3 million in 2000. Capital expenditures were $29.5 million in 2001 compared to $67.9 million in 2000, primarily related to new technology. Capital spending in 2001 was substantially less than the 2000 level as the Company slowed down its capacity expansion plans due to reduced demand, however the Company invested significantly in its next generation products and technologies. In December 1999, the Company issued a related party promissory note for $31 million to Vishay, which was callable by the Company at any time and bore an interest rate of 7.5%. During 2000, the Company issued an additional $6 million note receivable to Vishay. The total note receivable to Vishay of $37.0 million was repaid during December 2000.

For the next twelve months, management expects that future cash flows from operations will be sufficient to meet its normal operating requirements and to fund its research and development and capital expenditure plans.

Commitments

As of December 31, 2001, the Company had contractual obligations in the form of non-cancelable operating leases. These are described in further detail in Note 8 of the Consolidated Financial Statements.

                                                                       Payments Due by Period
                                                                       ----------------------

                                                                   Less than      1 - 3        4 - 5       After 5
 (In thousands)                                       Total          1 year       years        years        years
                                                -----------------------------------------------------------------------
 Operating Leases                                    $3,385          $1,805       $1,501        $20          $59
                                                -----------------------------------------------------------------------

 Total contractual cash obligations                  $3,385          $1,805       $1,501        $20          $59
                                                =======================================================================


Foreign Currency Forward Exchange Contracts

As of the end of March 2000, the Company settled all outstanding foreign currency forward exchange contracts. As of December 31, 2001 and 2000, there were no outstanding foreign currency forward exchange contracts.

Recent Accounting Pronouncements

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

Statement 142 supersedes APB Opinion No. 17, "Intangible Assets," which required that goodwill and intangible assets be amortized over a life not to exceed forty years. Under Statement 142, amortization of goodwill is prohibited. Instead, it is tested at least annually for impairment at the reporting unit level. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of APB Opinion No. 17 will continue to apply to the Company until Statement 142 becomes effective. The Company is required to adopt Statement 142 during the first quarter of fiscal, 2002, and is in the process of evaluating the impact of implementation on its financial position and results of operations. Application of the non-amortization provisions of Statement 142 is expected to result in an increase to net income of approximately $458,000 in 2002 as compared with the previous accounting requirements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
(Statement 144). This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. Statement 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company adopted this statement on January 1, 2002.

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

Variable Demand

The semiconductor industry has historically been highly cyclical and has been subject to significant downturns characterized by diminished product demand. A material portion of the Company's revenues has recently been derived from the worldwide communication and computer markets. These markets have historically been somewhat volatile, as demand for the end products in these markets has varied widely from time to time. If demand for these end products should decrease significantly, the producers thereof could reduce their purchase of the Company's products that in turn could have a materially adverse effect on the Company's consolidated financial position and results of operations.

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

Euro Conversion

On January 1, 1999, 11 of the 15 member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The Company has not experienced any problems by the introduction and initial implementation of the euro on January 1, 1999. The introduction and use of the euro do not have a material adverse effect on its financial condition or results of operations.

Interest and Currency Rate Exposure

In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks, including market risks associated with interest rate movements, currency rate movements on non-U.S. dollar denominated assets and liabilities, and collectibility of accounts receivable. Due to the short-term nature of the Company's investment portfolio, an immediate 10 percent increase in interest rates will not have a material effect on the Company's near-term financial condition or results of operations. The Company does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses did not have a material effect on the Company's results of operations for fiscal 2001, 2000 or 1999.

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders of Siliconix incorporated:

     We have audited the accompanying consolidated balance sheet of Siliconix incorporated as of December 31, 2001, and the related consolidated statements of income, stockholder's equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Siliconix incorporated as of December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP

San Jose, California
January 28, 2002

CONSOLIDATED FINANCIAL STATEMENTS

STATEMENTS OF INCOME

Siliconix incorporated
Years ended December 31
(In thousands, except per share data)                              2001         2000         1999

Net sales                                                     $ 305,566    $ 473,145    $ 383,308
Cost of sales                                                   230,404      260,216      224,979
                                                              ---------    ---------    ---------

Gross profit                                                     75,162      212,929      158,329

Operating expenses:
     Research and development                                    17,209       21,022       16,979
     Selling, marketing, and administrative                      42,783       54,251       48,688
     Amortization of goodwill                                       458          458          456
                                                              ---------    ---------    ---------

Operating income                                                 14,712      137,198       92,206

Interest expense (income)                                        (5,847)      (5,434)         769
Other expense                                                       466        2,920          646
                                                              ---------    ---------    ---------

Income before income taxes and minority interest                 20,093      139,712       90,791
Income taxes                                                      4,761       31,870       24,453
Minority interest in income of consolidated subsidiary              237          237          221
                                                              ---------    ---------    ---------

                                                              $  15,095    $ 107,605    $  66,117
                                                              =========    =========    =========

Net income per share (basic and diluted)                      $    0.51    $    3.60    $    2.21

Shares used to compute basic and diluted earnings per share      29,879       29,879       29,879


See accompanying Notes to Consolidated Financial Statements

BALANCE SHEETS

Siliconix incorporated
As of December 31
(In thousands)                                                                          2001         2000
Assets
Current assets:
     Cash and cash equivalents                                                     $ 167,236    $ 134,265
     Accounts receivable, less allowances of $18,990 in 2001 and $18,299 in 2000      33,644       61,381
     Accounts receivable from affiliates                                              12,457       26,604
     Inventories                                                                      61,302       67,384
     Other current assets                                                             17,801       14,476
     Deferred income taxes                                                             5,058       10,152
                                                                                   ---------    ---------
          Total current assets                                                       297,498      314,262
                                                                                   ---------    ---------

Property, plant, and equipment, at cost:
     Land                                                                              1,715        1,715
     Buildings and improvements                                                       53,946       50,669
     Machinery and equipment                                                         352,196      341,271
                                                                                   ---------    ---------
                                                                                     407,857      393,655
     Less accumulated depreciation                                                   237,378      212,477
                                                                                   ---------    ---------
          Net property, plant, and equipment                                         170,479      181,178

Goodwill                                                                               7,445        7,903
Other assets                                                                             376          558
                                                                                   ---------    ---------
Total assets                                                                       $ 475,798    $ 503,901
                                                                                   =========    =========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                              $  17,800    $  45,441
     Accounts payable to affiliates                                                   36,692       33,864
     Accrued payroll and related compensation                                          6,409       10,114
     Other accrued liabilities                                                        18,274       34,733
                                                                                   ---------    ---------
          Total current liabilities                                                   79,175      124,152
                                                                                   ---------    ---------
Long-term debt, less current portion                                                   2,001        1,813
Deferred income taxes                                                                 15,010       14,802
Non-current other liabilities                                                         36,976       35,800
Minority interest                                                                      3,666        3,488
                                                                                   ---------    ---------
     Total liabilities                                                               136,828      180,055
                                                                                   ---------    ---------
Commitment and contingencies
Stockholders' equity
     Common stock, par value $0.01; 100,000,000 shares authorized;
     29,879,040 shares issued and outstanding in 2001 and 2000                           299          299
     Additional paid-in-capital                                                       59,370       59,362
     Retained earnings                                                               280,102      265,007
     Accumulated other comprehensive  loss                                              (801)        (822)
                                                                                   ---------    ---------
          Total stockholders' equity                                                 338,970      323,846
                                                                                   ---------    ---------
Total liabilities and stockholders' equity                                         $ 475,798    $ 503,901
                                                                                   =========    =========

See accompanying Notes to Consolidated Financial Statements

STATEMENTS OF STOCKHOLDERS' EQUITY


Siliconix incorporated
(In thousands)

                                                                  Common                              Accumulated
                                                      Common     Stock at    Additional                   Other         Total
                                                      Stock         Par       Paid-in-     Retained   Comprehensive  Stockholders
                                                      Shares      Amount      Capital      Earnings    Income(Loss)     Equity

Balance at December 31, 1998                          29,879   $     299   $  59,337     $  91,285        (781)       $ 150,140
Proceeds from sale of restricted common stock             --          --          17            --          --               17
Comprehensive income:
  Net income                                              --          --          --        66,117          --           66,117
  Currency translation adjustments                        --          --          --            --          27               27
                                                                                                                      ---------
  Comprehensive income                                                                                                   66,144
                                                   ---------   ---------   ---------     ---------   ---------        ---------
Balance at December 31, 1999                          29,879   $     299   $  59,354     $ 157,402   $    (754)       $ 216,301
Proceeds from sale of restricted common stock             --          --           8            --          --
                                                                                                                              8
Comprehensive income:
  Net income                                              --          --          --       107,605          --          107,605
  Currency translation adjustments                        --          --          --            --         (68)             (68)
                                                                                                                      ---------
  Comprehensive income                                                                                                  107,537
                                                   ---------   ---------   ---------     ---------   ---------        ---------
Balance at December 31, 2000                          29,879   $     299   $  59,362     $ 265,007   $    (822)       $ 323,846
Proceeds from sale of restricted common stock             --          --           8            --          --                8
Comprehensive income:
  Net income                                              --          --          --        15,095          --           15,095
  Currency translation adjustments                        --          --          --            --          21               21
                                                                                                                      ---------
  Comprehensive income                                                                                                   15,116
                                                   ---------   ---------   ---------     ---------   ---------        ---------
Balance at December 31, 2001                          29,879   $     299   $  59,370     $ 280,102   $    (801)       $ 338,970
                                                   =========   =========   =========     =========   =========        =========


See accompanying Notes to Consolidated Financial Statements

STATEMENTS OF CASH FLOWS

Siliconix incorporated
Years ended December 31
 (In thousands)                                                                       2001          2000           1999
Cash flows from operating activities:

Net income                                                                          $  15,095    $ 107,605    $  66,117
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                     40,804       36,686       32,312
     Deferred income taxes                                                              5,322        3,517        7,125
     Payment of pension benefits                                                           --           --          (33)
     Restructuring                                                                         --       (2,746)      (2,429)
     Other non-cash expenses                                                              188          253          642
     Changes in operating assets and liabilities:
          Accounts receivable                                                          27,737      (11,750)     (14,072)
          Accounts receivable from affiliates                                          14,147      (10,476)      (6,211)
          Inventories                                                                   6,082      (19,045)       1,082
          Other current assets                                                         (3,385)      (9,174)       3,286
          Accounts payable                                                            (27,641)      17,917        3,577
          Accounts payable to affiliates                                                2,828        7,620       (9,100)
          Accrued liabilities                                                         (20,006)      10,191        1,197
          Non-current other liabilities                                                 1,176       13,200       11,900

                                                                                    ---------    ---------    ---------
Net cash provided by operating activities                                              62,347      143,798       95,393
                                                                                    ---------    ---------    ---------

Cash flows from investing activities:
     Purchase of property, plant, and equipment                                       (29,462)     (67,905)     (33,835)
     Sale of Asia subsidiaries                                                             --           --        6,152
     Proceeds from sale of property, plant, and equipment                                  57          556        2,995
     Short-term investment with affiliate                                                  --       (6,000)     (31,000)
     Proceeds from short-term investment with affiliate                                    --       37,000           --

                                                                                    ---------    ---------    ---------
Net cash used in investing activities                                                 (29,405)     (36,349)     (55,688)
                                                                                    ---------    ---------    ---------

Cash flows from financing activities:
     Repayment of long-term debt                                                           --           --      (50,570)
     Proceeds from sale of restricted common stock                                          8            8           17

                                                                                    ---------    ---------    ---------
Net cash (used) provided in financing activities                                            8            8      (50,553)
                                                                                    ---------    ---------    ---------

Effect of exchange rate changes on cash and cash equivalents                               21          (68)          30

Net increase (decrease) in cash and cash equivalents                                   32,971      107,389      (10,818)
Cash and cash equivalents:
Beginning of year                                                                     134,265       26,876       37,694
                                                                                    ---------    ---------    ---------
End of year                                                                         $ 167,236    $ 134,265    $  26,876
                                                                                    =========    =========    =========
Supplemental disclosure of cash flow information:
  Interest paid                                                                     $       0    $      58    $   1,555
  Income taxes paid                                                                 $   5,063    $  15,060    $   3,559



See accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Note 1 - Organization and Significant Accounting Policies

Organization

Siliconix incorporated (the "Company") was founded in 1962 and subsequently reincorporated on March 5, 1987 in Delaware. Vishay Intertechnology, Inc. of Malvern, Pennsylvania ("Vishay") is the record holder of 80.4% of the Company's outstanding common stock as of December 31, 2001.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. The 10% minority interest in the Company's non-wholly owned subsidiary, Shanghai Simconix Co. Limited, is shown as a liability in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company records sales to original equipment manufacturers and distributors at the time of shipment. The Company's distributors have limited rights of return. The Company records allowances against revenue for estimated product returns and discounts at the time of shipment. The Company's distribution agreements provide contractual protection against price reductions and product obsolescence.

Price adjustment reserves represent the contractual protection against price reductions granted to distributors by the Company. Distributors have a period of time to request a price protection credit, subsequent to the Company's issuance of a new price book, after comparing the most recent price book to their purchase price for on-hand inventory.

The Company grants distributors contractual protection against product obsolescence. Distributors may return products in an amount of up to 5% of its purchases for the trailing six months. The returned products must be in good condition for resale "as new". In addition, distributors may exchange inventory from an initial stocking order within certain contractual provisions.

The Company adopted SAB 101 in fiscal year 2000 with no impact on financial statements.

Shipping and Handling Costs

The Company includes shipping and handling costs in the cost of products sold.

Cash and Cash Equivalents

Cash equivalents consist of short-term financial instruments that are readily convertible to cash and have original maturities of three months or less.

Note Receivable from Affiliate

At December 31, 2001, there is no outstanding affiliate note receivable balance.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual cost, determined on the first-in, first-out method); market is based upon estimated net realizable value. The valuation of inventory at the lower of cost or market requires the use of estimates as to the amounts of current inventory that will be sold. These estimates are dependent on the Company's assessment of current and expected orders from its customers.

Depreciation and Amortization

Depreciation and amortization are computed for financial reporting purposes using the straight-line method over the estimated useful lives of the respective assets. The estimated lives used are 10 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment. The Company regularly evaluates the appropriateness of the carrying amount of property, plant and equipment. Depreciation expense was $40,104,000, $35,457,000, and $31,706,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Goodwill

Goodwill is amortized on a straight-line basis over the periods estimated to be benefited. The Company continually reviews the recoverability of the carrying value of this asset. The Company is required to adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement 142) during the first quarter of fiscal 2002. Accordingly, goodwill deemed to have an indefinite life will no longer be amortized but will be subject to annual impairment test in accordance with Statement 142. Application of the non-amortization provisions of the Statement is expected to result in an increase to net income of approximately $458,000 in 2002 as compared with the previous accounting requirements.

Financial Instruments and Credit Risk

Due to the short maturities and/or the variable interest rates of the Company's financial instruments, including cash and cash equivalents, and short-term investments, the carrying amounts approximate the fair value of the instruments. The Company's financial instruments that are subject to concentrations of credit risk consist primarily of trade receivables. The credit risk related to the Company's trade receivables is mitigated by the Company's ongoing credit evaluations of its customers' financial condition, reasonably short collection terms, and the geographical dispersion of sales transactions. The Company generally does not require any collateral from its domestic customers, although letters of credit are used frequently throughout Asia. Bad debt expense has not been significant over the past three years. Effective January 2001, Vishay Americas Inc., a wholly owned subsidiary of Vishay, assumed responsibility for collecting the Company's accounts receivable for the North America region. Accounts receivable ownership is transferred to Vishay Americas Inc. at the gross amount as soon as sales invoices are generated. Commission expense, paid to Vishay Americas Inc. for accounts receivable collection, was recorded in selling, general and administrative expenses.

Derivative Financial Instruments

In prior years, the Company used financial instruments such as forward exchange contracts to hedge a portion, but not all, of its firm commitments denominated in foreign currencies. The purpose of the Company's foreign currency management is to minimize the effect of exchange rate changes on actual cash flows from foreign currency denominated transactions.

Foreign currency forward exchange contracts designated and effective as hedges of firm commitments are treated as hedges for accounting purposes. Gains and losses on forward exchange contracts are deferred and recognized when the transactions being hedged are recognized. As of December 31, 2001 and 2000, the Company had no outstanding forward exchange contracts.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company operates under a tax sharing agreement with Vishay. Under the Vishay Tax Sharing Agreement, the Company computes its income taxes on a separate company basis. For the period ended December 31, 2001, the Company is included in the consolidated federal and certain state tax returns of the Vishay affiliated group. In accordance with the Vishay Tax Sharing Agreement, federal and state taxes are determined as if the Company were associated only with its wholly owned subsidiaries, taking into account all tax credits and all carryback and carryforward items. For purposes of these consolidated financial statements, federal, state, and foreign income taxes have been computed as if the Company's tax provision and related liability had been calculated on a separate return basis (see Note 5 of Notes to Consolidated Financial Statements).

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

Use of Estimates

The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" (Statement 142) which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Statement 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. The provisions of Statement 142 are effective for fiscal years beginning after December 15, 2001. The Company is required to adopt Statement 142 during the first quarter of fiscal 2002, and is in the process of evaluating the impact of implementation on its financial position and results of operations. Application of the non-amortization provisions of the Statement is expected to result in an increase to net income of approximately $458,000 in 2002 as compared with the previous accounting requirements.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement144). This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. Statement 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company adopted this statement on January 1, 2002.

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

Note 2 - Related Party Transactions

Sales organizations

The Company's products are sold by the Vishay worldwide sales organizations in three separate regions: North America, Europe and Asia. The aim of the Vishay sales structure is to unify the activities of the member companies, provide efficiencies by eliminating the duplications of many functions, and bring greater value to end customers by allowing them to deal with one entity for their semiconductor purchasing needs. Vishay sales organizations function as undisclosed agents of the Company, through commission arrangements at a fixed percentage of sales made in each region for all sales related functions however, the ownership of all sales, receivable, inventory, and risk of loss remains with Siliconix, with the exception of the exception of the North America region. Effective from January 2001, Vishay Americas Inc., a wholly owned subsidiary of Vishay, assumed responsibility for collecting the Company's accounts receivable for the North America region. Accounts receivable ownership for North America region sales is transferred to Vishay Americas Inc. at the gross amount as soon as sales invoices are generated. Vishay Americas Inc. is compensated for accounts receivable collection through a commission arrangement at a fixed percentage of sales.

Commissions paid to Vishay affiliates for North America, Europe, and Asia Pacific sales organizations were $15,121,000, $20,037,000, and $12,819,000 in
2001, 2000, and 1999 respectively. These commission amounts are included in selling, marketing, and administrative expenses in the accompanying statements of income.

Subcontract manufacturing

During 2001, 2000 and 1999, Fraunhofer Gesellschatt ("FHG"), a wholly owned subsidiary of Vishay in Itzehoe, Germany provided wafer fabrication subcontract services to the Company. Subcontractor fees were $21,195,000, 22,734,000 and $24,206,000, respectively. Subcontractor fees are included in cost of sales in the accompanying statements of operations. According to the agreement signed in 1998 between the Company and FHG, the Company agreed to pay for operating costs, regardless of the extent of actual manufacturing output, until December 31, 2007. As of December 31, 2001 and for all historical periods presented, the Company was not required to make and has not made any payment to support FHG's operating expenses.

Beginning in 2001, a wholly owned subsidiary of Vishay in Israel was engaged to provide assembly and testing subcontract services to the Company. Subcontractor fees paid were $5,074,000 in 2001. Subcontractor fees are included in cost of sales in the accompanying statements of income.

Administrative service sharing agreements

The Company entered into certain service sharing agreements with Vishay and certain of its affiliates. Administrative expenses primarily related to personnel, overhead functions, corporate IT support, and network communications support are shared and then allocated to the appropriate party on a periodic basis. During 2001, 2000 and 1999 related parties reimbursed the Company $5,963,000, $8,241,000, and $7,465,000, respectively, for administrative expenses incurred by the Company on their behalf. During the same periods, the Company reimbursed related parties $5,331,000, $3,954,000, and $2,782,000, respectively, for administrative expenses incurred by related parties on the Company's behalf. These administrative reimbursements and payments are included in selling, marketing, and administrative expenses in the accompanying statements of income.

Management fee

During 1999, management fees received by the Company were $942,000. Fees paid by the Company were $2,349,000, $1,839,000, and $1,885,000 during 2001, 2000, and
1999, respectively.

Sales to affiliates of Vishay

Product sales to Vishay and its affiliates were $182,000, $328,000, and $464,000 during 2001, 2000, and 1999, respectively. These amounts are included in net sales in the accompanying statements of income.

Notes receivable/payable

Interest expense related to related party promissory notes repaid in 1999 was $1,555,000. This amount is included with interest expense in the accompanying statements of income.

Interest income related to promissory notes extended to Vishay in 2000 and 1999 and repaid in 2000 was $2,575,000 in 2000. This amount included with interest income in the accompanying statements of income.

Note 3 - Simconix
-----------------

As of December 31, 2001, the Company held a 95% interest in Simconix, a back-end manufacturing facility in Shanghai, China. The Company originally held a 50% interest in Simconix and acquired an additional 40% interest in 1998. In connection with the acquisition in 1998, the Company recorded goodwill of $9.2 million, which was amortized on a straight-line basis over 20 years until January 1, 2002 when the Company adopted Statement 142. As of December 31, 2001, accumulated goodwill amortization was $1.7 million. Subsequent to the Company's acquisition in 1998, the remaining 10% interest was held by Shanghai Simtek Industrial, Limited, the minority shareholder. As a result of an additional capital contribution of $10 million made by Siliconix in 2001, the Company's interest in Simconix increased to 95%.

At the time of the acquisition, the Company and the minority shareholder entered into an agreement that fixed the value of the original 10% interest in Simconix at $3 million regardless of the earnings or losses of Simconix. The minority shareholder has the right to put either all or part of its interest to the Company at any time for a pro rata portion of the $3 million. In exchange for agreeing not to participate in profits or losses, the Company is required to pay minority shareholder a fixed return on its $3 million equal to an annual, compounded rate of LIBOR + 2% payable every six months or such longer period requested by the seller. This amount has been recorded as minority interest expense because it relates to the minority shareholder's ownership of registered capital. The subsidiary's minority interest was recorded as a liability in the Company's financial statements.

In second quarter of 2001, the Company received $800,000 from the Chinese government as a result of an additional $10 million capital contribution made by the Company in 2001in Simconix. Interest paid to the minority shareholder in 2001 was $60,000, and $72,000 and $67,000 in 2000 and 1999, respectively.

Note 4 - Inventories

Inventories consisted of the following:

Years Ended December 31
(In thousands)
                                            2001                       2000

Finished goods                $           20,985         $           23,469
Work-in-process                           32,963                     32,646
Raw materials                              7,354                     11,269
                                -----------------          -----------------
                              $           61,302         $           67,384
                                =================          =================

Note 5 - Income Taxes

Earnings before income taxes from foreign operations for the years ended December 31, 2001, 2000, and 1999 consisted of $9,215,000, $87,424,000, and
$46,289,000, respectively. Income taxes for the years ended December 31, 2001, 2000, and 1999 consisted of the following:

Years ended December 31
(In thousands)                       2001              2000              1999

Current:
     Federal              $       (2,449)  $         14,523  $          5,185
     State and local                    -                 -               100
     Foreign                          717               492               154
                             -------------     -------------    --------------

                                  (1,732)            15,015             5,439
                             -------------     -------------    --------------
Deferred:
     Federal                        7,752            17,239            18,601
     State and local              (1,259)             (384)               229
     Foreign                            -                 -               184
                             -------------     -------------    --------------

                                    6,493            16,855            19,014
                             -------------     -------------    --------------
                          $         4,761  $         31,870  $         24,453
                             =============     =============    ==============

Income tax expense differs from the amounts computed by applying the federal income tax rate to pretax income as a result of the following:

Years ended December 31
(In thousands)                                                                   2001              2000             1999
Computed "expected" tax expense                                       $         6,949  $         48,816  $        31,700
Effect of foreign operations                                                      507          (15,193)          (6,554)
Income tax benefit attributable to foreign sales corporation                    (758)             (880)            (662)
State taxes, net of federal benefit                                             (818)             (250)              214
Business tax credits                                                          (1,211)             (512)            (361)
Other                                                                              92             (111)              116
                                                                         -------------     -------------    -------------

                                                                      $         4,761  $         31,870  $        24,453
                                                                         =============     =============    =============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


Years ended December 31
(In thousands)                                                                            2001             2000
Deferred tax assets:

     Accrued expenses and reserves                                               $       6,534    $      10,739
     Tax credit carryforwards                                                            5,371            2,049
                                                                                 -------------    -------------
          Total gross deferred tax assets                                               11,905           12,788
          Less valuation allowance                                                     (2,275)                -
                                                                                 -------------    -------------
          Net deferred tax assets                                                        9,630           12,788

Deferred tax liabilities:
     Plant and equipment, principally due to differences in depreciation              (16,907)         (14,743)
     Investment in joint venture                                                       (2,675)          (2,675)
                                                                                 -------------    -------------
     Total gross deferred tax liabilities                                             (19,582)         (17,418)
                                                                                 -------------    -------------
     Net deferred tax liability                                                  $     (9,952)    $     (4,630)
                                                                                 =============    =============

-----------------

At December 31, 2001, the Company had the following carryforwards for tax purposes:

(In thousands)
                                                                 Expires
                                                                 -------
Credits:
     California investment credit             $       6,094      2007 - 2010
     California research credit               $       2,169    No Expiration


The Company has not provided for U.S. federal and state income taxes on $202.9 million of non-U.S. subsidiaries' undistributed earnings as of December 31, 2001, because such earnings are intended to be reinvested outside the United States indefinitely.

The Company's U.S. income tax returns for the years ended 1996 through 1998 are presently under examination by the Internal Revenue Service. Management believes that any potential tax assessment plus related interest and penalties, if any, have been sufficiently provided for in the financial statements.


Note 6 - Debt Obligations
-------------------------

The Company's debt obligations were as follows:

December 31
(In thousands)                                      2001                 2000

Unfunded retirement costs                          2,001                1,813

                                          ---------------     ----------------

Total debt                                         2,001                1,813
                                          ---------------     ----------------

Less current portion                                   -                    -

Total long-term borrowings             $           2,001   $            1,813
                                          ===============     ================


At December 31, 2001, the Company had no related party borrowings.


Note 7 - Geographic and Industry Segment Reporting
--------------------------------------------------

The Company is engaged primarily in the designing, marketing, and manufacturing of power and analog semiconductor products. The Company is organized in three operating segments, which due to their inter-dependencies, similar long-term economic characteristics, shared production processes and distribution channels have been aggregated into one reportable operating segment. Two Asia distributors each accounted for more than 10% of net sales in 2001. An original equipment manufacturer (OEM) and Japanese distributor each accounted for more than 10% of net sales in 2000 and 1999, respectively.

-----------------

The Company maintains foreign subsidiaries in the Netherlands, United Kingdom, China, and Taiwan. The Company has manufacturing operations in the United States, Taiwan, China and through both affiliated and independent subcontractors in Germany, Israel, and various countries throughout Asia.

Information about the Company's operations by geographic area is shown in the following table:

Year ended December 31
(In thousands)

Net Sales (1)                        2001                2000              1999
-------------
North America           $          50,911   $         128,349  $         98,042
Europe                             52,323             101,221            78,350
Japan                              36,934              50,022            40,007
Taiwan                             61,211              58,876            61,983
Singapore                          38,688              54,531            38,322
Asia Pacific                       64,298              76,300            63,632
All Other
                                    1,201               3,846             2,972
                          ----------------    ----------------   ---------------
                        $         305,566   $         473,145  $        383,308

(1)  Revenue is attributed to countries based on the sold-to location.



Long-Lived Assets
at December 31
--------------
United States           $        146,582    $        153,585    $       115,440
Asia Pacific                      31,718              36,054             42,955
                          ----------------    ----------------   ---------------

                        $        178,300    $        189,639    $       158,395

Note 8 - Leases and Commitments
-------------------------------

At December 31, 2001, the future minimum commitments for all non-cancelable operating leases were as follows:
(In thousands)

2002                                                  $         1,805
2003                                                            1,323
2004                                                              158
2005                                                               20
2006                                                               20
Thereafter                                                         59
                                                          ------------

Total minimum lease payments                           $        3,385
                                                          ============


The Company leases land, office facilities, and equipment under operating leases. Operating lease expenses were $3,237,000, $3,362,000, and $4,219,000 in 2001, 2000, and 1999, respectively.

The Company has entered into product license agreements, which provide, among other things, that the Company makes royalty payments based on sales of certain products at royalty rates specified in the agreements. The product license agreements either have a fixed term or terminate upon expiration of the licensors' underlying patents. There is no contractual limit to royalty payments. Royalty expenses under these royalty agreements were $3,262,000, $5,439,000, and $5,000,000 in 2001, 2000, and 1999, respectively. Included in accrued liabilities are royalties payable of $1,699,000 and $2,949,000 at December 31, 2001 and 2000, respectively.


Note 9 - Employee Benefit Plans
-------------------------------

The profit sharing element of the Siliconix incorporated Retirement Plan Trust (the "Plan") provides for annual contributions by the Company of up to 10% of consolidated income before taxes (as defined). Vesting in the profit sharing element of the Plan occurs ratably over a five-year period. Upon employee termination, non-vested contributions are forfeited and reduce the Company's current and/or future contributions to the Plan. The Company's contributions under the plan were $1,382,000, $7,246,000, and $5,982,000 in 2001, 2000, and
1999, respectively. The tax deferred savings element of the Plan allows eligible employees to contribute up to 15% of their compensation. The Company matches a portion of each participating employee's contribution. The Company's matching contributions were $976,896, $1,115,000, and $1,188,000, in 2001, 2000, and
1999, respectively.

The Company's U.S. defined benefit pension plan was terminated in 1998. The Company's subsidiary in Taiwan has a defined benefit pension plan that covers substantially all of its employees. The Company's accrued pension benefit related to the plan was $2,001,000 and $1,813,000 at December 31, 2001 and 2000, respectively.


Note 10 - Employee Stock Plan
-----------------------------

From 1973 through the fourth quarter of 1990, the Company's Board of Directors authorized the sale of restricted common stock to certain key employees and directors for initial payments below market values. Vested shares are subject to the Company's lifetime right of first refusal to purchase the shares. In the event the Company declines to purchase the shares, a fixed amount of $1.02 (the "delta") determined by the Company's plan of reorganization is paid to the Company. Fully vested shares outstanding under this plan at a delta of $1.02 per share at December 31, 2001, 2000, and 1999 were 163,666, 171,549, and 179,577, respectively. There were no shares issued under this plan during 2001, 2000, and 1999. The number of vested shares exercised by employees during 2001, 2000, and 1999 were 7,883, 8,028, and 16,500, respectively, resulting in payments of $8,041, $8,189, and $16,830, respectively, to the Company which are included in additional paid-in-capital. During 2001, 2000, and 1999, no vested shares were sold to the Company.

Note 11 - Contingencies
-----------------------

In 2001, the Company remained a party to two environmental proceedings. The first involves property that the Company vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to the Company and the current owner of the property. The Order alleged that the Company contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. The Company subsequently reached a settlement of this matter with the current owner of the property. The settlement provided that the current owner will indemnify the Company and its employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which the Company remains nominally subject.

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

In February and March 2001, several purported class action complaints were filed in the Court of Chancery in and for New Castle County, Delaware and the Superior Court of the State of California against Vishay, the Company, and the Company's directors in connection with Vishay's announced proposal to purchase all issued and outstanding shares of the Company not already owned by Vishay. The class actions, filed on behalf of all non-Vishay Siliconix shareholders, allege, among other things, that Vishay's proposed offer was unfair and a breach of fiduciary duty. One of the Delaware class actions also contains derivative claims against Vishay on behalf of the Company alleging self-dealing and waste because Vishay purportedly usurped the Company's inventory and patents, appropriated the Company's separate corporate identity, and obtained a below-market loan from the Company.

In May 2001, the Delaware Court of Chancery consolidated the several class action complaints described above. On or about May 31, 2001, lead plaintiff Fitzgerald served an amended complaint, an application for a preliminary injunction against proceeding with or taking steps to give effect to Vishay's proposed tender offer or the contemplated short-form merger, and a motion to expedite proceedings and additional discovery requests. In addition to his prior allegations, plaintiff claimed, among other things, that in connection with the proposed offer and short-form merger, defendants allegedly violated (i) their duty to deal fairly from a timing and process perspective with the minority shareholders of Siliconix, (ii) their duties of loyalty and candor, and (iii) Vishay's obligations to pay a fair price to the Siliconix minority shareholders. Following expedited discovery and briefing, on June 19, 2001, the Delaware Court of Chancery issued its order denying Fitzgerald's motion for a preliminary injunction. The Court found that Fitzgerald had not succeeded in demonstrating that he had a reasonable probability of success on the merits of his claims. The Company and Vishay filed motions to dismiss the verified amended complaint on June 6, 2001. Vishay filed a motion for summary judgment on June 25, 2001. The motions to dismiss and for summary judgment are pending.

On July 3, 2001, the California Superior Court entered an order staying the California state-court actions that had been filed against the Company and Vishay in connection with Vishay's earlier proposal.

On April 25, 2001 the Company initiated a lawsuit against General Semiconductor, Inc. In its complaint, the Company asserted claims that General Semiconductor is infringing United States Letters Patent Nos. 5,072,266 and 5,298,442 relating to certain power MOSFET products. General Semiconductor has denied the material allegations in the Company's complaint and has asserted various affirmative defenses. General Semiconductor also has asserted counterclaims for patent misuse and unfair competition against the Company, seeking a declaratory judgment of non-infringement, invalidity and/or unenforceability and seeking injunctive relief, damages, attorneys' fees and costs. The Company has not yet responded to those Counterclaims.

The Company and General Semiconductor tentatively have reached a settlement that will resolve the action without the need for further litigation, and are actively negotiating the details of the proposed settlement.

The Company is engaged in discussions with various parties regarding patent licensing and cross patent licensing issues. In the opinion of management, the outcome of these discussions will not have a material adverse effect on the Company's consolidated financial condition or overall trends in the results of operations.

Note 12 - Comprehensive Income

The following are the components of comprehensive income (in thousands):

                                                                           2001               2000                1999
Net income                                                     $         15,095  $         107,605     $        66,117
Foreign currency translation adjustment                                      21               (68)                  27
                                                                  --------------    ---------------       -------------

Comprehensive income                                                     15,116            107,537              66,144

The component of accumulated other comprehensive loss is as follows:
Foreign currency translation adjustment                        $          (801)  $           (822)     $         (754)


Note 13 - Foreign Currency Forward Exchange Contracts
-----------------------------------------------------

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

In March 2000, the Company settled all outstanding foreign currency forward exchange contracts and there were no such contracts as of December 31, 2001 or 2000.


Note 14 - Selected Quarterly Statements of Operations (Unaudited)
-----------------------------------------------------------------

Siliconix incorporated
(In thousands, except per share data)

                                                 2001                                       2000
                                Fourth     Third      Second     First      Fourth     Third      Second       First

Net sales                     $ 76,663   $ 67,478    $ 73,288   $ 88,137   $111,605   $126,738   $120,337   $114,465


Gross profit                  $ 13,978   $ 13,612    $ 19,246   $ 28,325   $ 46,777   $ 57,802   $ 54,766   $ 53,584

Net income (loss)             $    649   $   (877)   $  5,090   $ 10,233   $ 23,731   $ 29,339   $ 27,792   $ 26,743

Net income (loss) per share   $   0.02   $  (0.03)   $   0.17   $   0.34   $   0.79   $   0.98   $   0.93   $   0.90
(basic and diluted)


Siliconix incorporated common stock is traded on the NASDAQ Stock Market under the symbol SILI. Presented below are the highest and lowest "last trade" stock prices for the indicated quarters. These prices reflect the three-for-one stock split that occurred in February 2000.


                                          2001                                                         2000
                                 High               Low                                       High              Low

             4th Quarter  $      29.41      $      20.70                  4th Quarter  $      46.50      $     19.69
             3rd Quarter         32.70             19.96                  3rd Quarter         72.19            44.25
             2nd Quarter         36.80             28.44                  2nd Quarter         95.75            51.50
             1st Quarter         32.38             21.25                  1st Quarter        144.50            39.38
