Form 10-Q
period 2002-03-30
SILICONIX INC
filed 2002-05-14
CIK 90283

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q

(Mark One)
   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   -
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 30, 2002

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   --
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File Number 0-3698

                             SILICONIX INCORPORATED
             (Exact name of registrant as specified in its charter)

                Delaware                                       94-1527868
     (State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization)                       Identification No.)

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

                                  Yes X No _
                                      -

      Indicate the number of shares outstanding of each of the registrant's classes of common stock:

      Common stock, $0.01 par value -- 29,879,040 outstanding shares as of May 13, 2002.

                             SILICONIX INCORPORATED

                         TABLE OF CONTENTS TO FORM 10-Q


Part I.     Financial Information                                      Page No.

Item 1      Financial Statements

              Consolidated statements of operations for
              the three months ended March 30, 2002 and
              March 31, 2001                                                3

              Consolidated balance sheets as
              of March 30, 2002 and December 31, 2001                       4

              Consolidated statements of cash flows for
              the three months ended March 30, 2002 and
              March 31, 2001                                                5

              Notes to consolidated financial statements                    6

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   9


Part II.    Other Information

              Signatures                                                   12

                         PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.


                             SILICONIX INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


(In thousands, except per share amounts)                  Three Months Ended
                                                         March 30,     March 31,
                                                           2002          2001
                                                        ----------    ---------

Net sales                                                $ 83,602      $ 88,137
Cost of sales                                              59,194        59,812
                                                         --------      --------

Gross profit                                               24,408        28,325

Operating expenses:
Research and development                                    4,762         4,335
Selling, marketing, and administration                      9,625        11,347
Goodwill amortization                                        --             115
                                                         --------      --------

Operating income                                           10,021        12,528
Interest income                                               855         2,179
Other (expense) - net                                         (22)       (1,171)
                                                         --------      --------

Income before taxes and minority interest                  10,854        13,536
Income taxes                                               (2,590)       (3,243)
Minority interest in income of                                (60)          (60)
consolidated subsidiary                                  --------      --------

Net income                                               $  8,204      $ 10,233
                                                         ========      ========

Net income per share (basic and diluted)                 $   0.27      $   0.34
                                                         ========      ========

Shares used to compute net income per share                29,879        29,879
                                                         ========      ========

See accompanying Notes to Consolidated Financial Statements.

                             SILICONIX INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands)                                          March 30,   December 31,
                                                          2002         2001
                                                       ----------   ------------
Assets
Current assets:
  Cash and cash equivalents                              $ 174,802    $ 167,236
  Accounts receivable, less allowances                      38,781       33,644
  Accounts receivable from affiliates                       28,473       12,457
  Inventories                                               59,400       61,302
  Other current assets                                      19,263       17,801
  Deferred income taxes                                      5,058        5,058
                                                         ---------    ---------

    Total current assets                                   325,777      297,498
                                                         ---------    ---------

Property, plant, and equipment, at cost:
  Land                                                       1,715        1,715
  Buildings and improvements                                55,339       53,946
  Machinery and equipment                                  350,699      352,196
                                                         ---------    ---------

  Less accumulated depreciation                            407,753      407,857
   Net property, plant, and equipment                      246,724      237,378
                                                         ---------    ---------

                                                           161,029      170,479

Goodwill                                                     7,445        7,445
Other assets                                                   331          376
                                                         ---------    ---------

    Total assets                                         $ 494,582    $ 475,798
                                                         =========    =========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                       $  20,051    $  17,800
  Accounts payable to affiliates                            42,493       36,692
  Accrued payroll and related compensation                   7,286        6,409
  Other accrued liabilities                                 19,784       18,274
                                                         ---------    ---------

    Total current liabilities                               89,614       79,175
                                                         ---------    ---------

Long-term debt, less current portion                         2,083        2,001
Deferred income taxes                                       15,010       15,010
Other non-current liabilities                               36,976       36,976
Minority interest                                            3,726        3,666
                                                         ---------    ---------

    Total liabilities                                      147,409      136,828
                                                         ---------    ---------

Commitments and contingencies Stockholders' equity:
  Common stock                                                 299          299
  Additional paid-in-capital                                59,370       59,370
  Retained earnings                                        288,306      280,102
  Accumulated other comprehensive loss                        (802)        (801)
                                                         ---------    ---------

    Total stockholders' equity                             347,173      338,970
                                                         ---------    ---------

    Total liabilities and stockholders' equity           $ 494,582    $ 475,798
                                                         =========    =========

See accompanying Notes to Consolidated Financial Statements.


                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended
(In thousands)                                                 March 30,     March 31,
                                                                 2002          2001
                                                              ---------    -----------
Cash flows from operating activities:
Net income                                                    $   8,204    $  10,233
Adjustments to reconcile net income to net cash
provided in operating activities:
    Depreciation and amortization                                10,387       10,315
    Deferred income taxes                                          --          1,880
    Other non-cash expenses                                          82          107
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                        (5,137)      23,080
      Accounts receivable from affiliates                       (16,016)      17,748
      Inventories                                                 1,902       (4,202)
      Other assets                                               (1,489)      (1,494)
      Accounts payable                                            2,251      (18,890)
      Accounts payable to affiliates                              5,801      (18,788)
      Accrued liabilities                                         2,447      (19,280)
                                                              ---------    ---------

Net cash provided by operating activities                         8,432          709
                                                              ---------    ---------

Cash flows from investing activities:
Purchase of property, plant, and equipment                         (891)      (8,641)

Proceeds from sale of property, plant, and
equipment                                                            26            5
                                                              ---------    ---------

Net cash used by investing activities                              (865)      (8,636)
                                                              ---------    ---------

Effect of exchange rate changes on cash and cash
equivalents                                                          (1)          14
                                                              ---------    ---------

Net increase (decrease) in cash and cash
equivalents                                                       7,566       (7,913)

Cash and cash equivalents:
Beginning of period                                             167,236      134,265
                                                              ---------    ---------

End of period                                                 $ 174,802    $ 126,352
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

      In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for, and as of the end of, the periods indicated therein. These statements should be read in conjunction with the Company's December 31, 2001 consolidated financial statements and notes thereto. The results of operations for the first three months of 2002 are not necessarily indicative of the results to be expected for the full year.


Note 2.     Inventories

      The components of inventory are as follows:

                                       March 30,        December
       (In thousands)                    2002           31, 2001
                                       --------         --------

       Finished goods                $  18,165         $  20,985
       Work-in-process                  33,616            32,963
       Raw materials                     7,619             7,354
                                      ---------        ---------
                                     $  59,400         $  61,302
                                      =========        =========


Note 3.     Contingencies

      As of March 30, 2002, the Company remained a party to two environmental proceedings. The first involves property that the Company vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to the Company and the current owner of the property. The Order alleged that the Company contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. The Company subsequently reached a settlement of this matter with the current owner of the property. The settlement provided that the current owner will indemnify the Company and its employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which the Company remains nominally subject.

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

   On April 25, 2001, the Company initiated a lawsuit against General Semiconductor, Inc. In its complaint, the Company asserted claims that General Semiconductor is infringing United States Letters Patent Nos. 5,072,266 and 5,298,442 relating to certain power MOSFET products. General Semiconductor has denied the material allegations in the Company's complaint and has asserted various affirmative defenses. General Semiconductor also has asserted counterclaims for patent misuse and unfair competition against the Company, seeking a declaratory judgment of non-infringement, invalidity and/or unenforceability and seeking injunctive relief, damages, attorneys' fees and costs. The Company has not yet responded to those Counterclaims. On November 2, 2001, General Semiconductor was acquired by Vishay, which owns 80.4% of the Company.

      The Company is engaged in discussions with various parties regarding patent licensing and cross patent licensing issues. In the opinion of management, the outcome of these discussions will not have a material adverse effect on the Company's consolidated financial condition or overall trends in the results of operations.

Note 4.     Comprehensive Income

The following are the components of comprehensive income:

  (In thousands)                                    Three Months Ended
                                                March 30,           March 31,
                                                  2002               2001
                                               ---------          ----------

  Net income                                    $  8,204          $  10,233

  Other comprehensive income (loss):
  Foreign currency translation adjustment            (1)                 14
                                                --------          ---------
  Total other comprehensive income (loss)            (1)                 14

  Comprehensive income                          $  8,203          $  10,247
                                                ========          =========


Note 5.     Segment Reporting

      The Company is engaged primarily in the design, marketing, and manufacturing of power and analog semiconductor products. The Company is organized into three operating segments, which due to their inter-dependencies, similar long-term economic characteristics, and shared production processes and distribution channels have been aggregated into one reportable segment.


Note 6.     Earnings Per Share

      Basic earnings per common share are computed by using weighted average common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options when diluted. Due to the Company's simple capital structure, basic and diluted earnings per share are the same.


Note 7. Accounting Pronouncements

      Effective January 1, 2002, amortization of goodwill is no longer permitted in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The non-amortization of goodwill in the first quarter 2001 would have resulted in an increase in operating income of $115,000.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      Net sales for the first quarter of 2002 were $83.6 million compared to $88.1 million for the first quarter of 2001. The decline from the first quarter of 2001 resulted mainly from price erosion caused by excess industry capacity during a major market downturn. However it was a sequential increase of 9% from the $76.7 million in the fourth quarter of 2001. The Company sees a distinct improvement in the business climate that may lead to improved results during 2002. The Book-to-bill ratio and bookings in absolute dollars improved for the fourth consecutive quarter. Cancellations also declined for the fourth consecutive quarter. The improvement in the Company's business has resulted from increasing demands from the notebook computer, game console, digital camera, and other consumer markets. The Company's backlog is increasing steadily and at the end of the first quarter, was 34% higher than at the beginning. The Company is taking measures to increase its capacity to meet the customers' anticipated increased requirements in 2002. The Company is also seeing signs that the desktop computer market may rebound in the second half of the year. In addition, with the increased demand in the Company's strategic markets, the Company is observing a moderation in the rate of decrease of its average selling price.

      Gross profit as a percentage of net sales in the first quarter of 2002 was 29% compared to 32% for the first quarter of 2001. The decrease from the quarter ended March 31, 2001 resulted primarily from pricing pressures caused by excess industry capacity. The Company's ongoing cost reduction programs helped significantly to offset the decline.

      Research and development expenses were $4.8 million for the first quarter of 2002 compared to $4.3 million for the first quarter of 2001, a 9% increase. The Company continues its commitment to the development of new products and technologies. During the first quarter of 2002, the Company introduced 35 new products and won 230 new designs. The Company believes it is critical to continue to make investments in research and development to ensure the availability of innovative technology that meets the current and future requirements of the Company's customers.

      Selling, marketing, and administration expenses were $9.6 million for the first quarter of 2002 compared to $11.3 million for the first quarter of 2001. The Company's selling, marketing, and administration expenses as a percentage of net sales were 12% and 13% for the first quarter of 2002 and 2001, respectively. The decrease in selling, marketing, and administration expenses reflected the Company's ongoing success in controlling costs.

      Interest income for the first quarter of 2002 was $0.9 million compared to $2.2 million for the first quarter of 2001. The decrease in interest income for the first quarter of 2002 was due to lower interest rates as compared to the first quarter 2001. All excess cash not immediately needed to fund the Company's operations is invested in money market funds.

      Other expense was $22,000 for the first quarter of 2002 compared to $1.2 million for the first quarter of 2001. The decrease in expenses was mainly due to decrease in foreign exchange losses on the Company's assets denominated in European and Japanese currencies.

      Income tax expense for the quarter of 2002 decreased by $0.7 million compared to the first quarter of 2001. The decrease in income tax expense was due to the decrease in earnings before tax.


Liquidity and Capital Resources

      At March 30, 2002, the Company had $174.8 million in cash and cash equivalents, compared to $167.2 million in cash and cash equivalents at December 31, 2001. The increase of $7.6 million was due to a decrease in capital expenditures and inventories, as well as a sequential increase in profit in the first quarter of 2002 as compared to the fourth quarter 2001.

      Net cash provided by operating activities was $8.4 million in the first quarter of 2002 compared to $0.7 million in the same period of 2001. The increase in net cash provided by operating activities for the first quarter of 2002 was mainly due to a decrease in inventories and an increase in accounts payable. Net affiliate payables as of March 30, 2002 decreased by $10.2 million from December 31, 2001, mainly due to the timing of cash payments made to unconsolidated affiliates. Accounts payable as of March 31, 2002 increased by $2.3 million from December 31, 2001, mainly due to the increase in business volume. Accrued liabilities and contingencies as of March 30, 2002 increased by $2.4 million from December 31, 2001, mainly due to the increase in accrued income taxes and management incentive programs.

      Inventories decreased by $1.9 million in the first quarter of 2002 from December 31, 2001. Raw materials as of March 30, 2002 increased by $0.3 million from December 31, 2001 as the Company began to increase its purchases of silicon, piece parts and foundry wafers as a result of the anticipated increase in demand. Work-in-process as of March 30, 2002 increased by $0.7 million from December 31, 2001 as result of increase in raw materials and production. Finished goods inventory as of March 31, 2002 decreased by $2.8 million from December 31, 2001, mainly due to the Company's inventory reduction efforts and higher sales.

      Net cash used by investing activities was $0.9 million in the first quarter of 2002 compared to $8.6 million in the same period of 2001. The Company spent $0.9 million in capital expenditures in the first quarter of 2002, primarily related to building improvements.

      For the next twelve months, management expects that cash flows from operations will be sufficient to meet the Company's normal operating requirements and to fund its research and development and capital expenditure plans.


SAFE HARBOR STATEMENT

      Statements contained herein that relate to the Company's future performance, including statements with respect to anticipated improvements in the Company's business and business climate, future product innovation and implementation of cost savings strategies, are forward-looking statements within safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, particularly in the markets that we serve, cancellation of orders in our backlog, difficulties in new product development and other factors affecting the Company's operations, markets, products, services and prices that are set forth in its December 31, 2001 Report on Form 10-K filed with the Securities and Exchange Commission. You are urged to refer to the Company's Form 10-K for a detailed discussion of these factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMATION



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SILICONIX INCORPORATED



Date: May 13, 2002                              By: /s/ King Owyang
                                                   ----------------------------
                                                   King Owyang
                                                   President and Chief
                                                   Executive Officer



                                                By: /s/ William M.Clancy
                                                   ----------------------------
                                                   William M. Clancy
                                                   Principal Accounting
                                                   Officer