Form 10-Q
period 2002-06-29
SILICONIX INC
filed 2002-08-13
CIK 90283

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)
    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    -      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File Number 0-3698

                             SILICONIX INCORPORATED
             (Exact name of registrant as specified in its charter)


            Delaware                                          94-1527868
   ----------------------------                            ------------------
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

                                   Yes X       No __
                                      ----
      Indicate the number of shares outstanding of each of the registrant's classes of common stock:

        Common stock, $0.01 par value -- 29,879,040 outstanding shares as of August 12, 2002.

                             SILICONIX INCORPORATED

                         TABLE OF CONTENTS TO FORM 10-Q


Part I.        Financial Information                                    Page No.

Item 1         Financial Statements

                 Consolidated Statements of Operations for the three
                 and six months ended June 29, 2002 and June 30, 2001       3

                 Consolidated Balance Sheets as of June 29, 2002 and
                 December 31, 2001                                          4

                 Consolidated Statements of Cash Flows for the
                 six months ended June 29, 2002 and June 30, 2001           5

                 Notes to Consolidated Financial Statements                 6

Item 2         Management's Discussion and Analysis of
               Financial Condition and Results of Operations                9



Part II.       Other Information

Item 1         Legal Proceedings                                            11

Item 4         Submission of Matters to a Vote of Security Holders          12

Item 6         Exhibits and Reports on Form 8-K                             13

               Signatures

                         PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.


                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share amounts)                  Three Months Ended                 Six Months Ended
                                                        June 29,      June 30,           June 29,       June 30,
                                                          2002          2001              2002            2001
                                                       ----------     ---------         ---------       ---------

Net sales                                              $  94,935      $  73,288         $ 178,537       $ 161,425
Cost of sales                                             65,661         54,042           124,855         113,853
                                                       ---------      ---------         ---------       ---------

Gross profit                                              29,274         19,246            53,682          47,572

Operating expenses:
Research and development                                   5,504          4,651            10,266           8,986
Selling, marketing, and administration                    11,073         10,279            20,698          21,626
Goodwill amortization                                       --              115              --               229
                                                       ---------      ---------         ---------       ---------

Operating income                                          12,697          4,201            22,718          16,731
Interest income                                              635          1,385             1,488           3,563
Other income (expense) - net                                 810          1,160               788             (11)
                                                       ---------      ---------         ---------       ---------

Income before taxes and minority interest                 14,142          6,746            24,994          20,283
Income taxes                                              (2,882)        (1,597)           (5,473)         (4,840)
Minority interest in income of
consolidated subsidiary                                      (60)           (59)             (118)           (118)
                                                       ---------      ---------         ---------       ---------
Net income                                             $  11,200      $   5,090         $  19,403       $  15,325
                                                       =========      =========         =========       =========

Net income per share (basic and diluted)               $    0.37      $    0.17         $    0.65       $    0.51
                                                       =========      =========         =========       =========

Shares used to compute earnings per share                 29,879         29,879            29,879          29,879
                                                       =========      =========         =========       =========

          See accompanying Notes to Consolidated Financial Statements.


                             SILICONIX INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands)                                                      June 29,           December 31,
                                                                      2002                2001
                                                                   -----------        ------------
Assets
Current assets:
  Cash and cash equivalents                                         $ 180,499          $ 167,236
  Accounts receivable, less allowances                                 41,185             33,644
  Accounts receivable from affiliates                                  13,344             12,457
  Inventories                                                          64,577             61,302
  Other current assets                                                 22,621             17,801
  Deferred income taxes                                                 5,058              5,058
                                                                    ---------          ---------

    Total current assets                                              327,284            297,498
                                                                    ---------          ---------

Property, plant, and equipment, at cost:
  Land                                                                  1,715              1,715
  Buildings and improvements                                           55,356             53,946
  Machinery and equipment                                             354,927            352,196
                                                                    ---------          ---------

                                                                      411,998            407,857
  Less accumulated depreciation
                                                                      255,978            237,378
                                                                    ---------          ---------
    Net property, plant, and equipment
                                                                      156,020            170,479

Goodwill                                                                7,445              7,445
Other assets
                                                                          286                376
                                                                    ---------          ---------

    Total assets                                                    $ 491,035          $ 475,798
                                                                    =========          =========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                  $  26,219          $  17,800
  Accounts payable to affiliates                                       12,922             36,692
  Accrued payroll and related compensation                              8,403              6,409
  Other accrued liabilities                                            27,208             18,274
                                                                    ---------          ---------

    Total current liabilities                                          74,752             79,175
                                                                    ---------          ---------

Long-term debt, less current portion                                    2,226              2,001
Deferred income taxes                                                  15,010             15,010
Other non-current liabilities                                          36,976             36,976
Minority interest                                                       3,725              3,666
                                                                    ---------          ---------

    Total liabilities                                                 132,689            136,828
                                                                    ---------          ---------

Commitments and contingencies
Stockholders' equity:
  Common stock                                                            299                299
  Additional paid-in-capital                                           59,370             59,370
  Retained earnings                                                   299,505            280,102
  Accumulated other comprehensive loss                                   (828)              (801)
                                                                    ---------          ---------

    Total stockholders' equity                                        358,346            338,970
                                                                    ---------          ---------

    Total liabilities and stockholders' equity                      $ 491,035          $ 475,798
                                                                    =========          =========

          See accompanying Notes to Consolidated Financial Statements.


                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)                                                  Six Months Ended
                                                            June 29,           June 30,
                                                              2002               2001
                                                           ----------         ----------
Cash flows from operating activities:

Net income                                                 $  19,403          $  15,325
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                             20,292             20,675
    Deferred income taxes                                       --                1,880
    Other non-cash expenses                                      225                 64
    Changes in assets and liabilities, net of
      acquisitions:
      Accounts receivable                                     (7,541)            33,374
      Accounts receivable from affiliates                       (887)            14,308
      Inventories                                             (3,275)            (1,112)
      Other assets                                            (4,754)            (3,964)
      Accounts payable                                         8,419            (24,648)
      Accounts payable to affiliates                         (23,770)           (14,254)
      Accrued liabilities                                     10,987            (18,011)
                                                           ---------          ---------
Net cash provided by operating activities                     19,099             23,637
                                                           ---------          ---------

Cash flows from investing activities:
Purchase of property, plant, and equipment                    (5,865)           (15,651)
Proceeds from sale of property, plant, and
  equipment                                                       56                  5
                                                           ---------          ---------
Net cash used in investing activities                         (5,809)           (15,646)
                                                           ---------          ---------

Cash flows from financing activities:

Proceeds from restricted common stock                           --                    2
                                                           ---------          ---------
Net cash provided by financing activities
                                                                --                    2
                                                           ---------          ---------

Effect of exchange rate changes on
  cash and cash equivalents                                      (27)                20
                                                           ---------          ---------

Net increase in cash and cash equivalents                     13,263              8,013

Cash and cash equivalents:

Beginning of period                                          167,236            134,265
                                                           ---------          ---------

End of period                                              $ 180,499          $ 142,278
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

        In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for, and as of the end of, the periods indicated. These statements should be read in conjunction with the Company's December 31, 2001 consolidated financial statements and notes thereto. The results of operations for the first six months of 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

        The components of inventory are as follows:

                                                 June 29,        December 31,
         (In thousands)                            2002              2001
                                               -------------     --------------

         Finished goods                     $        19,011   $         20,985
         Work-in-process                             36,247             32,963
         Raw materials                                9,319              7,354
                                               -------------     --------------
                                            $        64,577   $         61,302
                                               =============     ==============

Note 3. Contingencies

        As of June 29, 2002, the Company remained a party to two environmental proceedings. The first involves property that the Company vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to the Company and the current owner of the property. The Order alleged that the Company contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. The Company subsequently reached a settlement of this matter with the current owner of the property. The settlement provided that the current owner will indemnify the Company and its employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which the Company remains nominally subject.

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

        On April 25, 2001, the Company initiated a lawsuit against General Semiconductor, Inc. In its complaint, the Company asserted claims that General Semiconductor is infringing United States Letters Patent Nos. 5,072,266 and 5,298,442 relating to certain power MOSFET products. General Semiconductor has denied the material allegations in the Company's complaint and has asserted various affirmative defenses. General Semiconductor also has asserted counterclaims for patent misuse and unfair competition against the Company, seeking a declaratory judgment of non-infringement, invalidity and/or unenforceability and seeking injunctive relief, damages, attorneys' fees and costs. The Company has not responded to those counterclaims. On November 2, 2001, General Semiconductor was acquired by Vishay, which owns 80.4% of the Company. The Company and General Semiconductor have agreed to settle the lawsuit. It is expected that the settlement agreement will be signed in the third quarter of 2002.

        On November 2, 1999, the Company initiated a lawsuit against Fairchild Semiconductor Corporation. In its complaint, the Company asserted claims that Fairchild is infringing United States Letters Patent Nos. 5,072,266 and 5,298,442 relating to certain power MOSFET products. Fairchild denied the material allegations in the Company's complaint and asserted various affirmative defenses. On July 24, 2002, the Company and Fairchild Semiconductor International, Inc. (NYSE: FCS), announced a settlement on mutually agreeable terms. The settlement was reached due to the parties' desire to establish a long-term cooperative business relationship and to avoid future litigation. As part of the settlement, the Company granted Fairchild a license to the two patents. The specific terms of the license and other details of the settlement are confidential.

        The Company is engaged in discussions with various parties regarding patent licensing and cross patent licensing issues. In the opinion of management, the outcome of these discussions will not have a material adverse effect on the Company's consolidated financial condition or overall trends in the results of operations.

Note 4. Comprehensive Income

The following are the components of comprehensive income:


(In thousands)                                 Three Months Ended                Six Months Ended
                                            June 29,        June 30,           June 29,       June 30,
                                              2002            2001               2002           2001
                                           ---------       ----------         ----------      --------

Net Income                                 $ 11,200        $  5,090           $ 19,403        $ 15,325

Other comprehensive income (loss):
Foreign currency translation
adjustment                                      (26)              6                (27)             20
                                           --------        --------           --------        --------

Total other comprehensive income
(loss)                                          (26)              6                (27)             20

Comprehensive income                       $ 11,174        $  5,096           $ 19,376        $ 15,345
                                           ========        ========           ========        ========


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


Note 7. Change in Accounting

        Effective January 1, 2002, amortization of goodwill is no longer permitted in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The non-amortization of goodwill in the second quarter of 2001 and the first half of 2001 would have resulted in an increase in operating income of $115,000 and $229,000, respectively.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        Net sales for the second quarter of 2002 were $94.9 million compared to $73.3 million for the second quarter of 2001. Net sales for the first half of 2002 were $178.5 million compared to $161.4 million for the first half of 2001. The improvement in the Company's business that began in the fourth quarter of 2001 has continued into the second quarter of 2002. The portable computer, lithium ion battery pack, and game console markets have been the principal drivers although there has been some uncertainty recently in the portable computer market, which led to softer bookings in Asia Pacific late in the second quarter and into the third quarter of 2002. The desktop computer market has been slower than expected, consistent with recent announcements from some of the Company's customers. At the same time, the Company has observed an increase in cellular telephone production. However, the Company does not have a great deal of visibility beyond the third quarter.

        Gross profit as a percentage of net sales in the second quarter of 2002 was 31% compared to 26% for the second quarter of 2001. Gross profit as a percentage of net sales in the first half of 2002 was 30% compared to 29% for the first half of 2001. The improvement in the Company's gross profit as a percentage of net sales resulted from higher capacity utilization, cost reduction programs and firming pricing.

        Research and development expenses were $5.5 million for the second quarter of 2002 compared to $4.7 million for the second quarter of 2001, a 17% increase. Research and development expenses were $10.3 million for the first half of 2002 compared to $9.0 million for the first half of 2001, a 14% increase. The Company continues its commitment to the development of new products and technologies. During the first half of 2002, the Company introduced 61 new products and secured 461 new designs. Additional new technology platforms have also been developed which will allow the Company's products to provide significant performance improvements over competitive solutions. Newer technologies are also being used to help reduce the Company's manufacturing costs.

        Selling, marketing, and administration expenses were $11.1 million for the second quarter of 2002 compared to $10.3 million for the second quarter of 2001. Selling, marketing, and administration expenses were $20.7 million for the first half of 2002 compared to $21.6 million for the first half of 2001. The sequential increase in the second quarter was mainly due to increased sales and marketing spending, in line with higher revenues and new product introduction. The Company's selling, marketing, and administration expenses as a percentage of net sales were 12% and 14% for the second quarter of 2002 and 2001 respectively. The Company's selling, marketing, and administration expenses as a percentage of net sales were 12% and 13% for the first half of 2002 and 2001, respectively.

        Interest income for the second quarter of 2002 was $0.6 million compared to $1.4 million for the second quarter of 2001. Interest income for the first half of 2002 was $1.5 million compared to $3.6 million for the first half of 2001. The decrease in interest income in 2002 was due to lower interest rates as compared to 2001. All excess cash not immediately needed to fund the Company's operations is invested in money market funds.

        Other income was $0.8 million for the second quarter of 2002 compared to $1.2 million for the second quarter of 2001. The higher income in 2001 was mainly due to income received from the Chinese government as an incentive for being a foreign partner in China.

        Income tax expense for the second quarter of 2002 was $2.9 million compared to $1.6 million for the second quarter of 2001. Income tax expense for the first half of 2002 was $5.5 million compared to $4.8 million for the first half of 2001. The increase in income tax expense in 2002 was due to the increase in earnings before tax.

Liquidity and Capital Resources

        At June 29, 2002, the Company had $180.5 million in cash and cash equivalents, compared to $167.2 million in cash and cash equivalents at December 31, 2001. The increase of $13.3 million was due to a decrease in capital expenditures and a sequential increase in profit in the first half of 2002 as compared to the fourth quarter of 2001.

        Net cash provided by operating activities was $19.1 million in the first half of 2002 compared to $23.6 million in the same period of 2001. The decrease in net cash provided by operating activities for the first half of 2002 was primarily due to an increase in inventories and payment of affiliate balances. Net affiliate payables as of June 29, 2002 decreased by $24.6 million from December 31, 2001, mainly due to the timing of cash payments made to unconsolidated affiliates. Accounts payable as of June 29, 2002 increased by $8.4 million from December 31, 2001, mainly due to the increase in business volume. Accrued liabilities and contingencies as of June 29, 2002 increased by $11.0 million from December 31, 2001, mainly due to the increase in accrued income taxes and management incentive programs.

        Inventories as of June 29, 2002 increased by $3.3 million from December 31, 2001. Raw materials as of June 29, 2002 increased by $2.0 million from December 31, 2001 as the Company increased its purchases of silicon, piece parts and foundry wafers as a result of an increase in demand. Work-in-process as of June 29, 2002 increased by $3.3 million from December 31, 2001 as a result of an increase in raw materials and production. Finished goods inventory as of June 29, 2002 decreased by $2.0 million from December 31, 2001, mainly due to the Company's inventory control efforts and higher sales.

        Net cash used by investing activities was $5.8 million in the first half of 2002 compared to $15.6 million in the same period of 2001. The Company spent $5.8 million in capital expenditures in the first half of 2002, primarily related to machinery and equipment.

        For the next twelve months, management expects that cash flows from operations will be sufficient to meet the Company's normal operating requirements and to fund its research and development and capital expenditure plans.


SAFE HARBOR STATEMENT

        Statements contained herein that relate to the Company's future performance, including statements with respect to anticipated improvements in the Company's business and business climate, future product innovation and implementation of cost savings strategies, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, particularly in the markets that the Company serves, cancellation of orders in the Company's backlog, difficulties in new product development, and other factors affecting the Company's operations, markets, products, services and prices that are set forth in its December 31, 2001 Report on Form 10-K filed with the Securities and Exchange Commission. You are urged to refer to the Company's Form 10-K for a detailed discussion of these factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

        On April 25, 2001, the Company initiated a lawsuit against General Semiconductor, Inc. In its complaint, the Company asserted claims that General Semiconductor is infringing United States Letters Patent Nos. 5,072,266 and 5,298,442 relating to certain power MOSFET products. General Semiconductor has denied the material allegations in the Company's complaint and has asserted various affirmative defenses. General Semiconductor also has asserted counterclaims for patent misuse and unfair competition against the Company, seeking a declaratory judgment of non-infringement, invalidity and/or unenforceability and seeking injunctive relief, damages, attorneys' fees and costs. The Company has not responded to those counterclaims. On November 2, 2001, General Semiconductor was acquired by Vishay, which owns 80.4% of the Company. The Company and General Semiconductor have agreed to settle the lawsuit. It is expected that the settlement agreement will be signed in the third quarter of 2002.

        On November 2, 1999, the Company initiated a lawsuit against Fairchild Semiconductor Corporation. In its complaint, the Company asserted claims that Fairchild is infringing United States Letters Patent Nos. 5,072,266 and 5,298,442 relating to certain power MOSFET products. Fairchild denied the material allegations in the Company's complaint and asserted various affirmative defenses. On July 24, 2002, the Company and Fairchild Semiconductor International, Inc. (NYSE: FCS), announced a settlement on mutually agreeable terms. The settlement was reached due to the parties' desire to establish a long-term cooperative business relationship and to avoid future litigation. As part of the settlement, the Company granted Fairchild a license to the two patents. The specific terms of the license and other details of the settlement are confidential.

Item 4.


Submission of Matters to a Vote of Security Holders.

     (a) The registrant's Annual Meeting of Stockholders was held on June 13, 2002.

     (b)  Not applicable.

     (c) There were two matters voted on at the Meeting. A brief description of each of these matters, and the results of the votes thereon, are as follows:

1.      Election of Directors

                                                                       Broker
                      Nominee           For            Abstain         Nonvotes
                      -------           ----------     -------         --------

                      Arndt             29,361,604     319,756            -0-
                      Heiss             29,586,061      95,299            -0-
                      Lipcaman          29,584,861      96,499            -0-
                      Owyang            29,597,030      84,330            -0-
                      Segall            29,586,161      95,199            -0-
                      Smith             29,584,961      96,399            -0-
                      Talbert           29,586,161      95,199            -0-

               2. Ratification of the appointment of Ernst & Young LLP as the registrant's auditors for the fiscal year ending December 31, 2002.

                                                                        Broker
                      For               Against          Abstain       Nonvotes
                      ---               -------          -------       --------

                      29,656,719        21,134            3,507           -0-

         (d)   Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 3.3 - Bylaws

          (b) Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

          (c) Exhibit 99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Accounting Officer

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SILICONIX INCORPORATED



Date: August 13, 2002                          By: /s/ King Owyang
                                                  ---------------------------
                                                  King Owyang
                                                  President and Chief Executive
                                                  Officer



                                               By: /s/ William M.Clancy
                                                  ---------------------------
                                                  William M. Clancy
                                                  Principal Accounting Officer