Form 10-Q
period 2002-09-28
SILICONIX INC
filed 2002-11-12
CIK 90283

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -------------------

                                    FORM 10-Q
(Mark One)
   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   -
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2002

                                       OR

   -            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                   Yes X     No _
                                      ---

      Indicate the number of shares outstanding of each of the registrant's classes of common stock:

      Common stock, $0.01 par value -- 29,879,040 outstanding shares as of November 11, 2002.

                             SILICONIX INCORPORATED

                         TABLE OF CONTENTS TO FORM 10-Q


Part I.     Financial Information                                      Page No.

Item 1      Financial Statements

              Consolidated Statements of Operations for the
              three and nine months ended September 28, 2002
              and September 29, 2001                                        3

              Consolidated Balance Sheets as of September 28, 2002
              and December 31, 2001                                         4

              Consolidated Statements of Cash Flows for the
              nine months ended September 28, 2002 and
              September 29, 2001                                            5

              Notes to Consolidated Financial Statements                    6

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   9

Item 4      Disclosure Controls and Procedures                             11


Part II.    Other Information

Item 1      Legal Proceedings                                              12

Item 6      Exhibits                                                       13

Signatures                                                                 14

Certifications                                                             15

                         PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.


                                            SILICONIX INCORPORATED
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

(In thousands, except per share amounts)                         Three Months Ended                 Nine Months Ended
                                                              Sept 28,         Sept 29,          Sept 28,        Sept 29,
                                                                2002             2001             2002             2001
                                                            -----------       ----------      -----------      -----------

Net sales                                                    $  96,149        $  67,478        $ 274,686        $ 228,903
Cost of sales                                                   65,944           53,866          190,799          167,719
                                                             ---------        ---------        ---------        ---------

Gross profit                                                    30,205           13,612           83,887           61,184

Operating expenses:
Research and development                                         4,436            4,151           14,701           13,137
Selling, marketing, and administration                          10,791           11,753           31,490           33,378
Goodwill amortization                                             --                114             --                344
                                                             ---------        ---------        ---------        ---------

Operating income (loss)                                         14,978           (2,406)          37,696           14,325
Interest income                                                    777            1,291            2,266            4,855
Other income (expense) - net                                     1,411                6            2,201               (5)
                                                             ---------        ---------        ---------        ---------

Income (loss) before taxes and minority interest                17,166           (1,109)          42,163           19,175
Income taxes                                                    (3,764)             291           (9,237)          (4,549)
Minority interest in income of consolidated
subsidiary                                                         (59)             (59)            (178)            (178)
                                                             ---------        ---------        ---------        ---------
Net income (loss)                                            $  13,343        $    (877)       $  32,748        $  14,448
                                                             =========        =========        =========        =========

Net income (loss) per share (basic and diluted)              $    0.45        $   (0.03)       $    1.10        $    0.48
                                                             =========        =========        =========        =========

Shares used to compute earnings per share                       29,879           29,879           29,879           29,879
                                                             =========        =========        =========        =========


          See accompanying Notes to Consolidated Financial Statements.

                             SILICONIX INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands)                                       September 28,  December 31,
                                                         2002           2001
                                                     ------------   -----------
Assets
Current assets:
  Cash and cash equivalents                             $ 199,200     $ 167,236
  Accounts receivable, less allowances                     35,608        33,644
  Accounts receivable from affiliates                      11,505        12,457
  Inventories                                              68,678        61,302
  Other current assets                                     24,178        17,801
  Deferred income taxes                                     5,058         5,058
                                                        ---------     ---------

    Total current assets                                  344,227       297,498
                                                        ---------     ---------

Property, plant, and equipment, at cost:
  Land                                                      1,715         1,715
  Buildings and improvements                               55,405        53,946
  Machinery and equipment                                 360,771       352,196
                                                        ---------     ---------

                                                          417,891       407,857

  Less accumulated depreciation                           265,729       237,378
                                                        ---------     ---------

    Net property, plant, and equipment                    152,162       170,479

Goodwill                                                    7,445         7,445
Other assets                                                  240           376
                                                        ---------     ---------

    Total assets                                        $ 504,074     $ 475,798
                                                        =========     =========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                      $  24,289     $  17,800
  Accounts payable to affiliates                            8,278        36,692
  Accrued payroll and related compensation                  9,844         6,409
  Other accrued liabilities                                32,481        18,274
                                                        ---------     ---------

    Total current liabilities                              74,892        79,175
                                                        ---------     ---------

Long-term debt, less current portion                        2,187         2,001
Deferred income taxes                                      15,010        15,010
Other non-current liabilities                              36,976        36,976
Minority interest                                           3,324         3,666
                                                        ---------     ---------

    Total liabilities                                     132,389       136,828
                                                        ---------     ---------

Commitments and contingencies
Stockholders' equity:
  Common stock                                                299           299
  Additional paid-in-capital                               59,370        59,370
  Retained earnings                                       312,850       280,102
  Accumulated other comprehensive loss                       (834)         (801)
                                                        ---------     ---------

    Total stockholders' equity                            371,685       338,970
                                                        ---------     ---------

    Total liabilities and stockholders' equity          $ 504,074     $ 475,798
                                                        =========     =========


          See accompanying Notes to Consolidated Financial Statements.

                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)                                            Nine Months Ended
                                                    September 28,  September 29,
                                                        2002          2001
                                                    -----------    ------------

Cash flows from operating activities:

Net income                                           $  32,748      $  14,448

Adjustments to reconcile net income to
  net cash provided by operating activities:

    Depreciation and amortization                       30,444         31,013

    Deferred income taxes                                 --            1,880

    Other non-cash expenses                                188            103

    Changes in assets and liabilities, net of acquisitions:

      Accounts receivable                               (1,964)        29,776

      Accounts receivable from affiliates                  952         15,022

      Inventories                                       (7,376)         1,255

      Other assets                                      (6,577)        (1,629)

      Accounts payable                                   6,489        (27,019)

      Accounts payable to affiliates                   (28,414)         3,688

      Accrued liabilities                               17,300        (14,917)
                                                     ---------      ---------

Net cash provided by operating activities               43,790         53,620
                                                     ---------      ---------

Cash flows from investing activities:

Purchase of property, plant, and equipment             (11,849)       (27,131)

Proceeds from sale of property, plant,
  and equipment                                             56              5
                                                     ---------      ---------
Net cash used in investing activities                  (11,793)       (27,126)
                                                     ---------      ---------

Cash flows from financing activities:

Proceeds from restricted common stock                     --                8
                                                     ---------      ---------

Net cash provided by financing activities                 --                8
                                                     ---------      ---------

Effect of exchange rate changes on
  cash and cash equivalents                                (33)            22
                                                     ---------      ---------

Net increase in cash and cash equivalents               31,964         26,524

Cash and cash equivalents:

Beginning of period                                    167,236        134,265
                                                     ---------      ---------
End of period                                        $ 199,200      $ 160,789
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

      In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for, and as of the end of, the periods indicated. These statements should be read in conjunction with the Company's December 31, 2001 consolidated financial statements and notes thereto. The results of operations for the first nine months of 2002 are not necessarily indicative of the results to be expected for the full year.

Note 2.     Inventories

      The components of inventory are as follows:

                                      September 28,   December 31,
       (In thousands)                     2002           2001
                                     -------------  --------------

       Finished goods                $      19,928  $      20,985
       Work-in-process                      39,101         32,963
       Raw materials                         9,649          7,354
                                       ------------   ------------
                                     $      68,678  $      61,302
                                       ============   ============

Note 3.     Contingencies

      As of September 28, 2002, the Company remained a party to two environmental proceedings. The first involves property that the Company vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to the Company and the current owner of the property. The Order alleged that the Company contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. The Company subsequently reached a settlement of this matter with the current owner of the property. The settlement provided that the current owner will indemnify the Company and its employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which the Company remains nominally subject.

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

      In February and March 2001, several purported class action complaints were filed in the Court of Chancery in and for New Castle County, Delaware and the Superior Court of the State of California against Vishay Intertechnology, Inc. ("Vishay"), the Company, and the Company's directors in connection with Vishay's announced proposal to purchase all issued and outstanding shares of the Company not already owned by Vishay. The class actions, filed on behalf of all non-Vishay Siliconix shareholders, allege, among other things, that Vishay's proposed offer was unfair and a breach of fiduciary duty. One of the Delaware class actions also contains derivative claims against Vishay on behalf of the Company alleging self-dealing and waste because Vishay purportedly usurped the Company's inventory and patents, appropriated the Company's separate corporate identity, and obtained a below-market loan from the Company.

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

      On April 25, 2001, the Company initiated a lawsuit against General Semiconductor, Inc. In its complaint, the Company asserted that General Semiconductor was infringing United States Letters Patent Nos. 5,072,266 and 5,298,442 relating to certain power MOSFET products. General Semiconductor denied the material allegations in the Company's complaint and asserted various affirmative defenses. General Semiconductor also asserted counterclaims for patent misuse and unfair competition, seeking a declaratory judgment of non-infringement, invalidity and/or unenforceability, and seeking injunctive relief, damages, attorneys' fees and costs. The Company did not respond to those counterclaims. On November 2, 2001, General Semiconductor was acquired by Vishay, which owns 80.4% of the Company. The lawsuit was settled in the third quarter of 2002.

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

Note 4.     Comprehensive Income

The following are the components of comprehensive income:


(In thousands)                                    Three Months          Nine Months
                                                     Ended                 Ended
                                             Sept 28,    Sept 29,    Sept 28,    Sept 29,
                                              2002         2001        2002       2001
                                            --------    --------    --------    --------

Net income (loss)                           $ 13,343    $   (877)   $ 32,748    $ 14,448

Other comprehensive (loss):
  Foreign currency translation adjustment         (6)         (1)        (33)        (22)
                                            --------    --------    --------    --------

Total other comprehensive (loss)                  (6)         (1)        (33)        (22)

Comprehensive income (loss)                 $ 13,337    $   (878)   $ 32,715    $ 14,426
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

Note 6.     Earnings Per Share

      Basic earnings per common share is computed by using weighted average common shares outstanding during the period. Diluted earnings per common share incorporates the incremental shares issuable upon the assumed exercise of stock options when diluted. Due to the Company's simple capital structure, basic and diluted earnings per share are the same.

Note 7. Change in Accounting

      Effective January 1, 2002, amortization of goodwill is no longer permitted in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The non-amortization of goodwill in the third quarter and the first nine months of 2001 would have resulted in an increase in operating income of $114,000 and $344,000, respectively.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      Net sales for the third quarter of 2002 were $96.1 million compared to $67.5 million for the third quarter of 2001. Net sales for the first nine months of 2002 were $274.7 million compared to $228.9 million for the first nine months of 2001. The improvement in market conditions, which began in the fourth quarter of 2001 and continued into the second quarter of 2002, slowed in the third quarter of 2002. Despite this market slowdown, the Company was able to increase revenues and profitability on a sequential basis. The industry has not seen a strong recovery in the cellular telephone market; however, the market is currently undergoing a shift from single-function cellular phones to feature-rich phones with multiple functions (i.e. digital camera, internet, email, etc.). This trend works to the Company's advantage, as more of the Company's components are required for these more complex telephones. At the same time, the Company's customers have been able to increase their market shares. As a result, the Company has seen a growth in the revenues from this segment. The laptop computer market, however, is not as strong as it was earlier in the year when inventory replacement became necessary. As corporate IT spending continues to be controlled, the resulting product build has not yet moved through the supply chain. While the Company expects that corporate spending in this market will resume, the Company is unable to predict when, but will be prepared for the increased demand when it comes. Customers are placing an increasing portion of their orders for short-term delivery and have become increasingly demanding with regard to inventory control because of lack of visibility from end markets. Therefore, the Company has very little visibility beyond the end of the year.

      Gross profit as a percentage of net sales in the third quarter of 2002 was 31% compared to 20% for the third quarter of 2001. Gross profit as a percentage of net sales in the first nine months of 2002 was 31% compared to 27% for the first nine months of 2001. The improvement in the Company's gross profit as a percentage of net sales resulted from higher capacity utilization, cost reduction programs, and improvements in efficiency and productivity. Pricing pressures continued in the third quarter, but were largely offset by the Company's continuing manufacturing cost reduction programs.

      Research and development expenses were $4.4 million for the third quarter of 2002 compared to $4.2 million for the third quarter of 2001, a 7% increase. Research and development expenses were $14.7 million for the first nine months of 2002 compared to $13.1 million for the first nine months of 2001, a 12% increase. During the third quarter of 2002, some of the research and development activity was related to the completion of new products and as a result, those costs were charged as manufacturing expenses. The Company continues its commitment to the development of new products and technologies. During the first nine months of 2002, the Company introduced 88 new products and secured 624 new designs. Additional new technology platforms have also been developed which will allow the Company's products to provide significant performance improvements over competitive solutions. Newer technologies are also being used to help reduce the Company's manufacturing costs. In the quarter, the Company also received payments in settlement of patent lawsuits against competitors. The Company will continue to protect its intellectual property and is fully prepared to challenge any infringement of its patents in the future.

      Selling, marketing, and administration expenses were $10.8 million for the third quarter of 2002 compared to $11.8 million for the third quarter of 2001. Selling, marketing, and administration expenses were $31.5 million for the first nine months of 2002 compared to $33.4 million for the first nine months of 2001. The Company's selling, marketing, and administration expenses as a percentage of net sales were 11% and 17% for the third quarter of 2002 and 2001 respectively. The Company's selling, marketing, and administration expenses as a percentage of net sales were 11% and 15% for the first nine months of 2002 and 2001, respectively. The reduction in these expenses was the result of the Company's continuing efforts to control costs.

      Interest income for the third quarter of 2002 was $0.8 million compared to $1.3 million for the third quarter of 2001. Interest income for the first nine months of 2002 was $2.3 million compared to $4.9 million for the first nine months of 2001. The decrease in interest income in 2002 was due to lower interest rates as compared to 2001. All excess cash not immediately needed to fund the Company's operations is invested in money market funds.

      Other income was $1.4 million for the third quarter of 2002 compared to $6,000 for the third quarter of 2001. In the third quarter of 2002, the Company received $1.4 million from the Chinese government as an incentive for being a foreign partner in China.

     Income tax expense for the first nine months of 2002 was $9.2 million compared to $4.5 million for the first nine months of 2001. The increase in income tax expense in 2002 was due to the increase in earnings before tax.

Liquidity and Capital Resources

      At September 28, 2002, the Company had $199.2 million in cash and cash equivalents, compared to $167.2 million in cash and cash equivalents at December 31, 2001. The increase of $32.0 million was due to a decrease in capital expenditures in 2002 and an increase in profit in the first nine months of 2002 as compared to the first nine months of 2001. The cash balance of $199.2 million as of September 28, 2002 is mostly invested in money markets overseas. The Company's cash and profits are expected to be reinvested indefinitely. Any repatriation of earnings and cash back to the United States would be deemed to be a dividend and would be subject to U.S. income taxes, state income taxes, and any withholding taxes payable.

      Net cash provided by operating activities was $43.8 million in the first nine months of 2002 compared to $53.6 million in the same period of 2001. The decrease in net cash provided by operating activities for the first nine months of 2002 was primarily due to an increase in inventories and payment of affiliate balances. Net affiliate payables as of September 28, 2002 decreased by $27.4 million from December 31, 2001, mainly due to the timing of cash payments made to unconsolidated affiliates. Accounts payable as of September 28, 2002 increased by $6.5 million from December 31, 2001, mainly due to an increase in business volume. Accrued liabilities and contingencies as of September 28, 2002 increased by $17.3 million from December 31, 2001, mainly due to the increase in accrued income taxes and management incentive programs.

      Inventories as of September 28, 2002 increased by $7.4 million from December 31, 2001. Raw materials as of September 28, 2002 increased by $2.3 million from December 31, 2001 as the Company increased its purchases of silicon, piece parts and foundry wafers as a result of an increase in demand. Work-in-process as of September 28, 2002 increased by $6.1 million from December 31, 2001 as a result of an increase in production levels. Finished goods inventory as of September 28, 2002 decreased by $1.0 million from December 31, 2001, mainly due to higher sales.

      Net cash used by investing activities was $11.8 million in the first nine months of 2002 compared to $27.1 million in the same period of 2001. The Company spent $11.8 million on capital expenditures in the first nine months of 2002, primarily related to machinery and equipment.

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

Item 4.  Disclosure Controls and Procedures

      An evaluation was performed as of a date within 90 days prior to the filing date of this quarterly report, under the supervision of and with the participation of the Company's management including the CEO and Principal Accounting Officer (PAO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, have concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date management completed their evaluation.

                           PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

      On April 25, 2001, the Company initiated a lawsuit against General Semiconductor, Inc. In its complaint, the Company asserted that General Semiconductor was infringing United States Letters Patent Nos. 5,072,266 and 5,298,442 relating to certain power MOSFET products. General Semiconductor denied the material allegations in the Company's complaint and asserted various affirmative defenses. General Semiconductor also asserted counterclaims for patent misuse and unfair competition, seeking a declaratory judgment of non-infringement, invalidity and/or unenforceability, and seeking injunctive relief, damages, attorneys' fees and costs. The Company did not respond to those counterclaims. On November 2, 2001, General Semiconductor was acquired by Vishay, which owns 80.4% of the Company. The lawsuit was settled in the third quarter of 2002.

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

Item 6.   Exhibits

     (a) Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

     (b) Exhibit 99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Accounting Officer

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SILICONIX INCORPORATED



Date: November 12, 2002                     By: /s/ King Owyang
                                               -----------------------------
                                                King Owyang
                                                President and Chief Executive
                                                Officer



                                            By: /s/ William M. Clancy
                                               -----------------------------
                                                William M. Clancy
                                                Principal Accounting Officer

                                 CERTIFICATIONS


I, King Owyang, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Siliconix incorporated (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days prior to the filing date of this quarterly report; and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 12, 2002                       By: /s/ King Owyang
                                                   ----------------------------
                                                   King Owyang
                                                   President and Chief Executive
                                                   Officer

I, William M. Clancy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Siliconix incorporated (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days prior to the filing date of this quarterly report; and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

7. 6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 12, 2002                       By: /s/ William M. Clancy
                                                   ----------------------------
                                                   William M. Clancy
                                                   Principal Accounting Officer