Form 10-K
period 2002-12-31
SILICONIX INC
filed 2003-03-31
CIK 90283

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _X_ No___


     The aggregate market value of voting stock held by nonaffiliates is $161,900,000, based upon the closing price for the registrant's Common Stock on June 28, 2002 ($27.70). There is no non-voting common stock.

     The number of shares of the registrant's Common Stock, $0.01 par value, outstanding at March 27, 2003 was 29,879,040.


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Siliconix incorporated 2002 Annual Report to Stockholders are incorporated into Parts I, II, and IV.

2. Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in April 2003 pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2003 Annual Meeting of Stockholders of Siliconix incorporated are incorporated into Part III.

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

Products

     The analog and power products produced by Siliconix can be divided into two general classes: Discrete devices and integrated circuits (ICs). Discrete devices are active components that generate, control, regulate and amplify or switch electronic signals or energy. They must be interconnected with passive components (resistors, capacitors, inductors, etc.) or other active components to create an electronic circuit. ICs consist of a number of active and passive components, interconnected on a single chip, that are intended to perform a specific function.

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

     Advanced process technologies, such as the Company's "Trench" technology, offer very high cell density, very low on-resistance and optimized switching parameters for high frequency DC-DC power conversion. In November 2000, Siliconix introduced a breakthrough process innovation with a density of 178 million cells per square inch.

         These process technologies have been coupled with innovative packaging techniques to create surface mount product families, such as LITTLE FOOT(R) power MOSFETs, that provide customers with size and performance benefits as well as manufacturing compatibility with digital ICs. The Company's new package innovation, PowerPAK(TM) power MOSFETs, drastically improves thermal performance, giving a higher current capability than other package solutions for a given footprint. This leadless package with ultra thin height profile combined with bond wireless technology such as PowerConnectTM allows for desirable characteristics such as extreme low on-resistance, small size and better power dissipation. Other package innovations are focused on making the overall size of the device smaller, and include the introduction of LITTLE FOOT(R) power MOSFETs in SC-75A and SC-89 packages. These product platforms provide competitive advantages to the Company's customers by offering better performance and smaller form factors for new product development.

     Siliconix power ICs include power conversion, power interface and motor control ICs. In 2000, Siliconix introduced a new line of Low Dropout Regulators
(LDOs) to complement its power conversion lines of products. The Company's power conversion and interface ICs are based on low-voltage, mixed-signal silicon processes that offer customers higher frequencies without compromising efficiencies compared to competitive products. They are used in applications, such as cellular phone handsets, where an input voltage from a battery or other supply source must be converted to a level that is compatible with logic signals used by power amplifiers, baseband logic, DSPs, CPU I/O and other sub-circuits in the system. The Company's motor control ICs are used to control motion in data storage applications (e.g., optical and hard disk drives) and to control the speed of small motors in office equipment (e.g., printers and copy machines). In addition to these products, the Company offers a line of power conversion ICs for higher-power applications in the fixed telecom market.

     The balance of the Company's product line includes discrete small-signal transistors and signal processing ICs (e.g., analog switches and multiplexers). The Company's small-signal transistors range from junction field-effect transistors (JFETs), which was Siliconix's original product line and even today remains critical for some applications, to newer transistor processes, such as the Company's double-diffused metal oxide transistor (DMOS) processes, which offer performance advantages over competitors' products. The analog switch and multiplexer product family has long been used in instrumentation and industrial equipment that receives and/or outputs real-world analog signals. A recent application for this technology is in broadband communication devices such as xDSL modems.

Manufacturing

     The Company's manufacturing operations are strategically located to support customer-manufacturing locations, cultivate growth markets and access cost-effective labor markets. All of the Company's manufacturing sites use Statistical Process Control methods of total quality control and have ISO 9000 certification. In addition, the Company has ISO 14001 certification for manufacturing sites in the United States, Germany, Taiwan, and China.

     The Company manufactures power products in a Class 1 six-inch wafer fabrication facility in Santa Clara, California and subcontracts wafer fabrication through an affiliate in Itzehoe, Germany. The Company completed the process of transferring its power product technology to a subcontractor in Japan and production started there in 2001. However, the transfer of the technology is an on-going process as new technologies are developed. This approach leverages lower manufacturing costs in certain overseas markets to ensure an adequate supply of wafers in the future. The manufacturing of wafers for analog switches and multiplexers is done in Santa Clara and through an outsourcing arrangement by a foundry in Dresden, Germany. A subcontractor in Beijing, China manufactures small signal transistors. The Company uses additional fabrication subcontractors in Taiwan and the United States for selected processes. Assembly and test facilities include a Company-owned facility in Kaohsiung, Taiwan; a leased facility in Shanghai, China; and subcontractors in the Philippines, Taiwan, Israel, China, Thailand and Korea.

     In order to secure additional manufacturing capacity, in 1996 the Company, through an affiliate, entered into an agreement with Fraunhofer Gesellschaft ("FHG"), an institute partially owned by the German government, for the use of the FHG wafer fabrication facility in Itzehoe, Germany until December 31, 2007. Under this agreement, the Company is committed to pay for certain operating costs at the Itzehoe facility, regardless of the extent of actual manufacturing output, through the expiration of the agreement. In 1999, operating expenses at this location for which the Company was responsible under the agreement were approximately $25.0 million. Subsequently, through December 31, 2002, the Company has not been required to make any additional payment to support FHG's operating expenses.

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

         Government regulations impose various environmental controls on the discharge of certain chemicals and gases used in the manufacturing process. The Company believes that its activities substantially conform to present and anticipated regulations and is constantly upgrading its Santa Clara facility to ensure continued compliance with such regulations. For details on these matters, see Item 3, Legal Proceedings. While the Company has experienced only limited effects on its operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital investments or other requirements. In addition, it should be noted that local regulatory agencies are increasingly emphasizing the necessity for strict compliance with the local environmental, health, and safety regulations. Although the Company is taking reasonable steps to ensure compliance with such regulations, it is conceivable that the failure by the Company to comply with one or more of these regulations could have a material adverse effect on the Company's financial condition or results of operations.

Sales

     Since the acquisition by Vishay of a majority interest in the Company, the Company's products have been sold by the Vishay worldwide sales organization.

     The affiliated sales organizations are regionally based, functioning as undisclosed agents that earn a commission as a fixed percentage of sales and perform all sales-related activities. The following table shows net sales and the percentage of the Company's net sales on a geographic basis for the periods indicated (dollars in thousands):

                             Years ended December 31

                                      2002                   2001                 2000
                                      ----                   ----                ----

North America                  $ 51,083        14%    $ 50,911         17%    $128,349         27%

Europe                           42,302        11%      52,323         17%     101,221         21%

Japan                            39,282        10%      36,934         12%      50,022         11%

Taiwan                           74,582        20%      61,211         20%      58,876         12%

Singapore                        44,972        12%      38,688         12%      54,531         12%

Asia-Pacific                    118,474        32%      64,298         21%      76,300         16%

All Other                         2,249         1%       1,201          1%       3,846          1%
                               --------   --------    --------    --------    --------    --------

                               $372,944       100%    $305,566        100%    $473,145        100%

     The Company markets its products in different geographic areas as follows:

     North America: Sales are made by Vishay's United States and Canada ("North American") sales force and the respective sales representatives organizations. Sales representatives are compensated by commissions. Regional sales directors coordinate these representatives and the North American sales force. Vishay's North American sales headquarters are located in Shelton, Connecticut. Regional sales offices are located in or near Chicago, Illinois; Tampa, Florida; Houston, Texas; Santa Clara, California; and Orange County, California.

     Sales are made directly to original equipment manufacturers and through distributors at approximately 350 locations throughout the United States and Canada. The Company provides certain distributors with contracts to protect inventory against reductions in published prices and against product obsolescence.

     South America: Sales are made by Vishay's North American sales force and the respective sales representatives organizations. Sales representatives are compensated by commissions. Regional sales directors coordinate these representatives and the South American sales force. Vishay's South American sales office is located in Sao Paulo, Brazil.

     Sales are made directly to original equipment manufacturers and through distributors. The Company provides certain distributors with contracts to protect inventory against reductions in published prices and against product obsolescence.

     Europe: Sales of the Company's products in Europe are made by Vishay's European sales force and sales representative organizations. As in North America, sales are made directly to the original equipment manufacturers and through distributors, with approximately 125 locations. European distributors are provided with certain inventory obsolescence and price protections similar to those granted to United States distributors. Vishay's European headquarters are in Selb, Germany. Regional sales offices are in Heilbronn and Selb, Germany; Sunderland, United Kingdom; Paris and Lyon, France; Madrid, Spain; Stockholm, Sweden; Helsinki, Finland; Milan, Italy; Istanbul, Turkey; Warsaw, Poland; and Moscow, Russia.

     Japan: Sales in Japan are made both by Vishay's Japan sales force and distributors. Sales representatives are compensated by commissions. Regional sales offices are located in Tokyo and Osaka.

     Asia-Pacific: Sales are made in Hong Kong, Korea, Taiwan, the People's Republic of China and in Southeast Asia by Vishay's Asia-Pacific sales force. Vishay's Asian headquarters are in Singapore. Regional sales offices are located in Singapore; Taipei, Taiwan; Shanghai and Hong Kong, China; Seoul and Puny, Korea; and Bangalore, India.

     In the Asia-Pacific region, as in the United States, sales are made directly to original equipment manufacturers through field sales engineers or through sales representatives. Direct sales agents and representatives are compensated on a commission basis. Sales are made directly to original equipment manufacturers and through distributors, which currently have approximately 75 locations in the region. The distributors are provided with certain inventory obsolescence and price protections similar to those granted to distributors in the United States.

     Sales in the rest of the world are made through sales representatives, stocking representatives and distributors.

Order Backlog

     As of December 31, 2002, the backlog of orders booked was $62.3 million. The backlog as of December 31, 2001 was $53.9 million. The Company includes in the December 31, 2002 backlog only open orders that have been released by the customer for shipment in the calendar year 2003. The Company's customers encounter uncertain and changing demand for their products. They typically order products from the Company based on their forecasts. If demands fall below customers' forecasts, or if customers do not control their inventory effectively, they may cancel or reschedule the shipments that are included in the Company's backlog, in many instances without the payment of any penalty. Therefore, the backlog is not necessarily indicative of the results to be expected for the following year.

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

Research and Development

     Research and development activities are directed toward expanding the Company's technology leadership. The Company's focus is on developing new products and technologies with particular attention to activities that improve the cycle time from new product development to product release. Total research and development expenditures were $19.3 million in 2002, $17.2 million in 2001, and $21.0 million in 2000. The increase in research and development expenditures in 2002 as compared to 2001 was due to the Company's continuing commitment and effort to develop new products and technologies.

Patents and Licenses


     The Company has made a significant investment in securing intellectual property protection for its technology and products. The Company seeks to protect its technology by, among other things, filing patent applications for technology considered important to the development of its business. The Company also relies upon trade secrets, unpatented know-how, continuing technological innovation and the aggressive pursuit of licensing opportunities to help develop and maintain its competitive position.


     As of December 31, 2002, Siliconix owned 206 U.S. patents, covering primarily semiconductor device structures, processes, and circuitry. Expiration dates for these patents range from 2005 to 2020. At December 31, 2002, there were also 23 U.S. patent applications pending. Foreign counterparts of certain of these applications have been filed, or may be filed at an appropriate time. The Company decides on a case-by-case basis whether, and in what countries, it will file counterparts of a United States patent application outside the United States. The Company believes that as it increasingly utilizes its patents in the design and manufacture of its products, its royalty obligations will decrease significantly. See Note 7 - Leases and Commitments.


     The Company's ability to compete effectively with other companies will depend, in part, on its ability to maintain the proprietary nature of its technology. Although the Company has been awarded, has filed applications for, or has been licensed under numerous patents in the United States and other countries, there can be no assurance concerning the degree of protection afforded by these patents or the likelihood that pending patents will be issued.


     The Company requires all employees and most consultants and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the entity or individual during the course of the entity's or individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. All of the Company's employees have entered into agreements providing for the assignment of rights to inventions made by them while employed by the Company.

Employees

     On December 31, 2002, the Company employed 1,735 people, of whom 621 were employed in the United States, 1,105 in East Asia, and 9 in Europe. The Company's future success is substantially dependent on its ability to attract and retain these highly qualified technical and administrative personnel.

     There are no collective bargaining agreements between the Company and its employees, and there have been no work stoppages due to labor difficulties. The Company considers its relations with its employees to be good.

Executive Officers of the Registrant

     The following sets forth the name, age, offices presently held, business experience, and principal occupation of the Company's executive officers:

               Name             Office Presently Held
               ----             ---------------------

               King Owyang      President & Chief Executive Officer
               Nick Bacile      Executive Vice President

     Dr. Owyang, age 57, joined the Company in January 1988 as a divisional Vice President of Research and Development. He assumed additional responsibility for Corporate Reliability and Quality Assurance in April 1990. He became Vice President, Engineering in May 1990; Executive Vice President, Technology and Silicon Operations in April 1992; and President and Chief Executive Officer in March 1998. Dr. Owyang holds B.S. and Ph.D. degrees in Physics.

     Mr. Bacile, age 55, joined the Company in May 1999 as Senior Vice President of the Siliconix Standard Products Unit. He became Executive Vice President of the Company in September 2000. Prior to joining the Company, Mr. Bacile served as Vice President of Marketing for California Micro Devices Corporation, Milpitas, California, from July 1996 to April 1999. Mr. Bacile holds a Bachelor Degree in Electronics.

Company Information and Website

     The Company files annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that the Company filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The public can obtain any documents that the Company filed with the SEC at http://www.sec.gov.

     In addition, the Company's website can be found on the Internet at http://www.siliconix.com. The website contains information about the Company and its operations. Copies of each of the Company's filings with the SEC on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing http://www.siliconix.com and clicking on Siliconix financial info, then SEC Filings.

     Any of the above documents can also be obtained in print by any shareholder who requests them from the Company's Investor Relations Department at the following address:

                             Siliconix incorporated
                             2201 Laurelwood Road
                             Santa Clara, CA 95054

Item 2. Properties.

     The Company owns its principal manufacturing plant and general offices, which are located in three two-story buildings totaling 220,100 square feet on a 12-acre site in Santa Clara, California. Siliconix Limited, a subsidiary of the Company, currently occupies, under an agreement with Vishay UK Limited, approximately 2,000 square feet at Vishay's Bracknell, United Kingdom location, where the Company's European headquarters are located. Siliconix (Taiwan) Limited, a subsidiary of the Company, owns a 50,000-square-foot portion of a building in the Nan-Tse Export Processing Zone, a suburb of Kaohsiung, Taiwan, which consists of manufacturing and general office space. Shanghai Simconix Co. Ltd., a joint venture between the Company and the Shanghai Institute of Metallurgy (the "SIM"), leases 80,000 square feet of manufacturing and general office space in Shanghai from the SIM.

Item 3. Legal Proceedings.

     As of December 31, 2002, the Company remained a party to two environmental proceedings. The first involves property that the Company vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to the Company and the current owner of the property. The Order alleged that the Company contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. The Company subsequently reached a settlement of this matter with the current owner of the property. The settlement provided that the current owner will indemnify the Company and its employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which the Company remains nominally subject.

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

     In February and March 2001, several purported class action complaints were filed in the Court of Chancery in and for New Castle County, Delaware and the Superior Court of the State of California against Vishay Intertechnology, Inc. ("Vishay"), the Company, and the Company's directors in connection with Vishay's announced proposal to purchase all issued and outstanding shares of the Company not already owned by Vishay. The class actions, filed on behalf of all non-Vishay Siliconix shareholders, alleged, among other things, that Vishay's proposed offer was unfair and a breach of fiduciary duty. One of the Delaware class actions also contained derivative claims against Vishay on behalf of the Company alleging self-dealing and waste because Vishay purportedly usurped the Company's inventory and patents, appropriated the Company's separate corporate identity, and obtained a below-market loan from the Company.

     In May 2001, the Delaware Court of Chancery consolidated the several class action complaints described above. On or about May 31, 2001, lead plaintiff Fitzgerald served an amended complaint, an application for a preliminary injunction against proceeding with or taking steps to give effect to Vishay's proposed tender offer or the contemplated short-form merger, and a motion to expedite proceedings and additional discovery requests. In addition to his prior allegations, plaintiff claimed, among other things, that in connection with the proposed offer and short-form merger, defendants allegedly violated (i) their duty to deal fairly from a timing and process perspective with the minority shareholders of Siliconix, (ii) their duties of loyalty and candor, and (iii) Vishay's obligations to pay a fair price to the Siliconix minority shareholders. Following expedited discovery and briefing, on June 19, 2001, the Delaware Court of Chancery issued its order denying Fitzgerald's motion for a preliminary injunction. The Court found that Fitzgerald had not succeeded in demonstrating that he had a reasonable probability of success on the merits of his claims. The Company and Vishay filed motions to dismiss the verified amended complaint on June 6, 2001. Vishay filed a motion for summary judgment on June 25, 2001. On December 18, 2002, based largely on the June 2001 Delaware Court of Chancery ruling, the case was dismissed without prejudice.

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

     On November 2, 1999, the Company initiated a lawsuit against Fairchild Semiconductor Corporation. In its complaint, the Company asserted claims that Fairchild is infringing United States Letters Patent Nos. 5,072,266 and 5,298,442 relating to certain power MOSFET products. Fairchild denied the material allegations in the Company's complaint and asserted various affirmative defenses. On July 24, 2002, the Company and Fairchild Semiconductor International, Inc., announced a settlement on mutually agreeable terms. The settlement was reached due to the parties' desire to establish a long-term cooperative business relationship and to avoid future litigation. As part of the settlement, the Company granted Fairchild a license to the two patents. The specific terms of the license and other details of the settlement are confidential.

     The Company is engaged in discussions with various parties regarding patent licensing and cross patent licensing issues. In addition, the Company has observed that in the current semiconductor industry business environment, companies have become more aggressive in asserting and defending patent claims against competitors. While the Company will continue to vigorously defend its intellectual property rights, the Company may become party to disputes regarding patent licensing and cross patent licensing. An unfavorable outcome regarding one of these matters could have a material adverse effect on the Company's business and operating results.


Item 4. Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     As of March 27, 2003, there were 561 holders of record of the Company's Common Stock. Under Delaware law, the Company may pay dividends only from retained earnings or, if none, from net profits for the current or preceding fiscal year. The Company has paid no dividends since December 1980 in order to retain the Company's earnings to fund future growth requirements. No change in such policy is anticipated in the near future.

     Siliconix incorporated common stock is traded on the NASDAQ Stock Market under the symbol SILI. Presented below are the highest and lowest "last trade" stock prices for the indicated quarters.

                                      2002                                                    2001
                               High             Low                                     High            Low

             4th Quarter  $    30.00      $    17.89                  4th Quarter  $    29.41      $   20.70
             3rd Quarter       28.59           16.61                  3rd Quarter       32.70          19.96
             2nd Quarter       35.80           26.90                  2nd Quarter       36.80          28.44
             1st Quarter       32.09           25.89                  1st Quarter       32.38          21.25


Item 6. Selected Financial Data.

     The following selected historical information has been derived from the audited financial statements of the Company. The financial information as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 are derived from audited financial statements and are included elsewhere in this Form 10-K. The table should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.

                                                     2002           2001         2000         1999           1998
Net sales                                        $    372,944    $ 305,556     $473,145    $ 383,308    $   282,346

Operating income                                 $     53,983    $  14,712     $137,198    $  92,206    $  5,361(1)

Net income                                       $     46,156    $  15,095     $107,605    $  66,117    $       738

Net income per share  (basic and diluted)        $       1.54    $    0.51     $   3.60    $    2.21    $      0.02

Shares used to compute basic and diluted net
income per share                                       29,879       29,879       29,879       29,879         29,879

Total assets                                     $    518,035    $ 475,798     $503,901    $ 346,678    $   317,259

Capital expenditures                             $     22,443    $  29,462     $ 67,905    $  33,835    $    35,593

Total long-term debt, including related party    $      2,708    $   2,001     $  1,813    $   1,700    $    51,791

Year-end worldwide employment                           1,735        1,631        1,893        1,752          1,642

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

Overview

Siliconix incorporated (the "Company") is engaged in designing, manufacturing, and marketing power and analog semiconductor products. The Company is a leading manufacturer of power MOSFETs, power ICs, and analog signal processing devices for computers, cellular phones, fixed communication networks, automobiles and other electronic systems. Power MOSFETs are low-voltage, surface-mount products primarily used in the communication, computer, and automotive markets, as well as other industrial and consumer applications. Power ICs are integrated circuits used in communication and data storage applications. The signal processing products are a wide array of commodity products such as analog switches, low power MOSFETs, and JFETs used in the industrial and consumer markets.

The Company manufactures power products in a Class 1 six-inch wafer fabrication facility in Santa Clara, California and subcontracts wafer fabrication through an affiliate in Itzehoe, Germany. The Company completed the process of transferring its power product technology to a subcontractor in Japan and production started there in 2001. However, the transfer of the technology is an on-going process as new technologies are developed. This approach leverages lower manufacturing costs in certain overseas markets to ensure an adequate supply of wafers in the future. The manufacturing of wafers for analog switches and multiplexers is done in Santa Clara and through an outsourcing arrangement by a foundry in Dresden, Germany. A subcontractor in Beijing, China manufactures small signal transistors. The Company uses additional fabrication subcontractors in Taiwan and the United States for selected processes. Assembly and test facilities include a Company-owned facility in Kaohsiung, Taiwan; a leased facility in Shanghai, China; and subcontractors in the Philippines, Taiwan, Israel, China, Thailand and Korea.

Vishay Intertechnology, Inc. ("Vishay") owns an 80.4% interest in the Company. Vishay, a Fortune 1,000 Company listed on the NYSE, is one of the world's largest manufacturers of discrete semiconductors (diodes, rectifiers, transistors, optoelectronics, and selected ICs) and passive electronic components (resistors, capacitors, inductors, and transducers). The Company's components can be found in products manufactured in a very broad range of industries worldwide. Vishay is headquartered in Malvern, Pennsylvania, and has plants in sixteen countries employing over 25,000 people.

The Company's products are sold by the Vishay worldwide sales organizations that operate as three regionally-based legal entities. The three regions consist of North America, Europe and Asia. The aim of the Vishay sales structure is to unify the activities of the member companies, provide efficiencies by eliminating the duplications of many functions, and bring greater value to end customers by allowing them to deal with one entity for their semiconductor purchasing needs. Vishay sales organizations function as undisclosed agents of the Company, through commission arrangements at a fixed percentage of sales made in each region for all sales related functions; however, the ownership of all sales, accounts receivable, inventory, and risk of loss remains with Siliconix, with the exception of the North America region. Effective from January 2001, Vishay Americas Inc., a wholly owned subsidiary of Vishay, assumed responsibility for collecting the Company's accounts receivable for the North America region. Accounts receivable ownership for North America region sales is transferred to Vishay Americas Inc. at the gross amount as soon as sales invoices are generated. Vishay Americas Inc. is compensated for accounts receivable collection through a commission arrangement at a fixed percentage of sales.

Critical Accounting Policies

The following are the Company's critical accounting policies:

Revenue recognition

The Company records revenues at the time that it ships products to its customers. Many of its shipments are to distributors, who purchase for resale to end-users. The distributors have certain limited rights to return products. They are also entitled to certain price protection benefits, which give them credit for unsold products that they continue to hold in inventory when the Company reduces its book prices for these items. At the time the Company records sales to these distributors, the Company also recognizes allowances against net sales for estimated product returns and price protection. To estimate these allowances, the Company reviews historical returns and price adjustments on both a consolidated level and on an individual distributor level as well as the general business and economic climate. These procedures require the exercise of significant judgments and they enable the Company to estimate reasonably future credits for returns and price adjustments.

Accounts Receivable

The Company's receivables represent a significant portion of its current assets. The Company is required to estimate the collectability of its receivables and to establish allowances for the amount of receivables that will prove uncollectible. The Company bases these allowances on its historical collection experience, the length of time the receivables are outstanding, the financial circumstances of individual customers, and general business and economic conditions.

Inventories

The Company values its inventories at the lower of cost or market, with cost determined under the first-in first-out method and market based upon net realizable value. The valuation of its inventories requires management to make market estimates. The valuation of inventory at the lower of cost or market requires the use of estimates as to the amounts of current inventory that will be sold. These estimates are dependent on the Company's assessment of current and expected orders from its customers.


Results of Operations

Year ended December 31, 2002 compared to Year ended December 31, 2001

Net Sales

Net sales for 2002 were $372.9 million compared to $305.6 million in 2001. A significant factor in the increase of 22% from the prior year was a shift from single-function cellular phones to feature-rich phones with multiple functions (i.e. digital camera, internet, email, etc.). This trend works to the Company's advantage, as more of the Company's components are required for these more complex telephones. The improvement in market conditions, which began in the fourth quarter of 2001 and continued into the second quarter of 2002, slowed in the third and fourth quarter of 2002. During 2002, increase in demand contributed to the Company's sales growth; however, the Company continued to experience a reduction in the average selling price from 2001 caused by the slow economy. The allowances for price adjustments, returned parts and distributor adjustments as a percentage of net sales were 4% and 5% in 2002 and 2001, respectively. Distributors utilized their maximum scrap allowance during 2002. The Company has not seen signs of a major recovery in its primary strategic markets, portable computers and cellular telephones. The computer market is still consumer-driven and corporate spending remains slow. With the uncertainty in the economy, corporations continue to be hesitant to make significant capital expenditures in the area of IT. While the Company expects that corporate spending in this market will resume, the Company is unable to predict when. The Company remains vigilant and conservative in managing its resources. Customers continue to place orders for the near term as they control their inventory.

Gross Profit

Gross profit as a percentage of net sales was 31% in 2002 compared to 25% in 2001. An improved product mix, continuing cost reduction programs and more efficient capacity utilization mitigated ongoing pricing pressures. During 2002, the Company's capacity utilization improved considerably compared to 2001. In an effort to improve the Company's operating results, the Company will continue to focus aggressively on the development of new products that tend to have higher margins. The sales of products with above average margins increased by 67% in 2002 compared to 2001.

Research and Development

Research and development expenses were $19.3 million in 2002 as compared to $17.2 million in 2001, a 12% increase as a result of the Company's effort and focus on developing new products and technologies. The Company's research and development expenditures as a percentage of net sales were 5% and 6% in 2002 and 2001, respectively. The decrease in research and development expenses in 2002 as a percentage of net sales reflects the Company's continuing efforts to balance its plans for new product introductions against the need to reduce overhead in the current challenging business environment. The Company believes it is critical to continue making investments in research and development to ensure the availability of innovative technology that meets both current and future requirements of the Company's customers. New product introductions remain critical to the Company's success. The Company introduced 127 new products in 2002.

Selling, Marketing, and Administration

Selling, marketing and administration expenses were $41.9 million in 2002 compared to $42.8 million in 2001. The Company's selling, marketing and administration expenses as a percentage of net sales were 11% and 14% in 2002 and 2001, respectively. The decrease of selling, marketing and administration expenses in 2002 compared to 2001 was primarily due to the Company's cost control programs.

Amortization of Goodwill

Goodwill is amortized on a straight-line basis over 20 years. Amortization of goodwill in 2002 and 2001 was $0 and $458,000, respectively. As of December 31, 2001, accumulated goodwill amortization was $1.7 million and the net book value of goodwill was $7.4 million. The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (Statement
142) in January 2002. Accordingly, goodwill deemed to have an indefinite life is no longer amortized but is subject to an annual impairment test. As a result of not amortizing goodwill in 2002, operating income increased by $458,000. During 2002, the Company performed an impairment test of the goodwill and determined no impairment related to goodwill.

Interest Income

Interest income for the year 2002 was $3.0 million as compared to $5.8 million in 2001. The decrease of interest income in 2002 compared to 2001 was primarily due to lower interest rates. The average interest rate earned by the Company reduced to 1.6% in 2002 as compared to 4.6% in 2001. During December 2002, the Company had invested $75 million of excess cash with Vishay to provide the Company with short-term interest income at a higher interest rate. The investment with Vishay had an interest rate of 3.025% and was callable by the Company at any time. This rate compared favorably to other investment vehicles that offered similar terms and conditions. All other excess cash not immediately needed to fund the Company's operations is invested in money market funds. On January 2, 2003, Vishay repaid the $75 million to the Company.

Other Expense (Income)

Other expense (income) was $2.4 million of income for the year ended December 31, 2002 compared to $0.5 million of expense in 2001. The increase in other income in 2002 as compared to 2001 was primarily due to foreign exchange gains on the Company's assets denominated in European and Asian currencies. The Company received $0.8 million and $1.4 million in 2002 and 2001, respectively, from the Chinese government as an incentive for being a foreign partner in China through Simconix, the Company's 95% owned subsidiary.

Income Tax Expense

Income tax expense for the year ended December 31, 2002 increased by $8.2 million as compared to 2001, primarily due to the increase in earnings before tax. The effective tax rate for the year ended December 31, 2002 was 21.9% as compared to 23.7% for the year ended December 31, 2001. The reduced tax rate for 2002 was primarily due to a reduction in interest income that was subject to tax at a higher rate.

Year Ended December 31, 2001 compared to Year ended December 31, 2000

Net Sales

Net sales for 2001 were $305.6 million compared to $473.1 million in 2000. The decrease of 35% from the prior year was primarily due to the downturn in the computer and cellular phone handset markets which resulted in reduced demand for the Company's products, and overly optimistic industry forecasts for the cell phone handset market which led to excess handset inventories. The allowances for price adjustments, returned parts and distributor adjustments as a percentage of net sales were 5% and 3% in 2001 and 2000, respectively. The increase was primarily due to increased credits granted to distributors for price adjustments as a function of market conditions. Distributors utilized their maximum stock rotation allowance during 2001 due to the slowdown in the market. The Company's book-to-bill ratio started to improve in the third quarter of 2001, however, and bookings increased in absolute dollars as well. Much of the improvement in the Company's bookings was due to the Pentium 4 rollout and demand increases for components in cell phones. Order rates also improved and cancellations and reschedules decreased during the third and fourth quarter of 2001. In addition, the Company's turns business (that is, orders that are shippable within the same quarter) grew from 3.12 in the third quarter of 2001 to 3.88 in the fourth quarter of 2001.

Gross Profit

Gross profit as a percentage of net sales was 25% in 2001 compared to 45% in 2000. The decrease in margins for the year ended December 31, 2001 was mainly due to manufacturing overhead in excess of that required to support the reduced demand as well as pricing pressures caused by excess industry capacity. As a result of pricing pressure, the Company reviewed and adjusted prices periodically, and credits granted to the distributors for price adjustments directly impacted the Company's gross margin. The Company took action to reduce manufacturing output in light of the reduced demand during the year. The Company reduced its inventory level by reducing production outputs, which involved increased shutdown schedules. In an effort to improve the Company's operating results, the Company will continue to focus aggressively on the development of new products that tend to have higher margins.

Research and Development

Research and development expenses were $17.2 million in 2001 as compared to $21.0 million in 2000, an 18% decrease as a result of reduced personnel costs resulting from lower headcount and savings in other associated costs. The Company's research and development expenditures as a percentage of net sales were 6% and 4% in 2001 and 2000 respectively. The increase in research and development expenses in 2001 as a percentage of net sales reflected the Company's continued commitment to the development of new products and technologies. The Company believes it is critical to continue making investments in research and development to ensure the availability of innovative technology that meets both current and future requirements of the Company's customers. New product introductions remain critical to the Company's success. As a result, the Company introduced 130 new products in 2001 compared to 119 in 2000.

Selling, Marketing, and Administration

Selling, marketing and administration expenses were $42.8 million in 2001 compared to $54.3 million in 2000. The decrease of selling, marketing and administration expenses in 2001 compared to 2000 was primarily due to lower commission expense as a result of decreased revenues as well as the Company's efforts to control costs as a result of the downturn in the computer and cellular phone handset markets. The Company reduced 5% of its workforce in 2001, which included 17 employees in North America, 33 employees in Asia Pacific, and 1 employee in Europe. The total cost incurred for the workforce reduction was $1.8 million and was recorded in selling, general and administrative expenses.

Amortization of Goodwill

The Company recorded goodwill of $9.2 million in connection with the acquisition of an additional 40% ownership interest of Simconix in 1998. The goodwill was amortized on a straight-line basis over 20 years. Amortization of goodwill in both 2001 and 2000 was $458,000. As of December 31, 2001, accumulated goodwill amortization was $1.7 million and the net book value of goodwill was $7.4 million.

Interest Income

Interest income for the year 2001 was $5.8 million as compared to $5.4 million in 2000. The Company invested cash, not currently needed to fund the Company's operations, in overnight investment accounts as well as money market funds. The Company has increased its cash balance year over year; however, due to interest rate reductions, interest income did not increase during year 2001 over year 2000 as much as the increase in cash.

Other Expense (Income)

Other expense (income) was $0.5 million of expense for the year ended December 31, 2001 compared to $2.9 million of expense for the year ended December 31, 2000. The decrease in other expense (income) in 2001 as compared to 2000 was primarily due to reduction in foreign exchange losses on the Company's assets denominated in European and Asian currencies. In addition, in the second quarter of 2001, the Company received $800,000 from the Chinese government as a result of its reinvestment of $10 million retained earnings in Simconix, the Company's 95% owned subsidiary.

Income Tax Expense

Income tax expense for the year ended December 31, 2001 decreased by $27.1 million as compared to 2000, primarily due to the decrease in earnings before tax. The effective tax rate for the year ended December 31, 2001 was 23.7% as compared to 22.8% for the year ended December 31, 2000.

Financial Condition, Liquidity, and Capital Resources

As of December 31, 2002, the Company had $212.1 million in cash, cash equivalents and short-term note receivable from affiliate, compared to $167.2 million in cash and cash equivalents at December 31, 2001. The increase was primarily due to the reduction in capital expenditures and strong cash flows driven by increasing revenue and earnings. The cash balance of $137.1 million as of December 31, 2002 was mostly invested in money markets overseas. The Company's cash and profits are expected to be reinvested indefinitely. Any repatriation of earnings and cash back to the United States would be deemed to be a dividend and would be subject to U.S. income taxes, state income taxes, and any withholding taxes payable.

Net cash provided by operating activities was $67.3 million in 2002, as compared to $62.3 million in 2001. Accounts receivable increased by $8.7 million in 2002 as a result of higher revenues. In addition, the excess of affiliate receivables over affiliate payables increased by $27.0 million in 2002 compared to 2001 mainly due to timely cash settlement with unconsolidated affiliates. Accrued liabilities and contingencies increased by $13.2 million due to an increase in management incentive programs and taxes payable.

Inventories increased by $5.3 million for the year ended December 31, 2002 as compared to the prior year. Raw materials as of December 31, 2002 increased by $0.6 million from December 31, 2001 as the Company increased its purchase of silicon, piece parts, and foundry wafers as a result of increased demand. Work in process as of December 31, 2002 increased by $5.6 million from December 31, 2001 as a result of an increase in production levels. Finished goods inventory as of December 31, 2002 decreased by $0.9 million from December 31, 2001.

Net cash used in investing activities was $97.4 million in 2002, compared to $29.4 million in 2001. Capital expenditures were $22.4 million in 2002 compared to $29.5 million in 2001, primarily related to new technology. Capital spending in 2002 was less than the 2001 level as the Company slowed down its capacity expansion plans due to the uncertainty of market condition; however, the Company invested significantly in its next generation products and technologies. In December 2002, the Company received a related party promissory note for $75 million from Vishay, which was callable by the Company at any time and bore an interest rate of 3.025%. As of December 31, 2002, the entire related-party promissory note was outstanding. The promissory note was fully repaid on January 2, 2003.

For the next twelve months, management expects that future cash flows from operations will be sufficient to meet its normal operating requirements and to fund its research and development and capital expenditure plans.

Commitments

As of December 31, 2002, the Company had contractual obligations in the form of non-cancelable operating leases. These are described in further detail in Note 7
- Leases and Commitments.

                             Payments Due by Period

                                                         Less than      1 - 3       4 - 5      After 5
 (In thousands)                               Total        1 year       years       years       years
                                        -------------------------------------------------------------------
 Operating Leases                            $1,606        $1,325        $214        $17         $50
                                        -------------------------------------------------------------------

 Total contractual cash obligations          $1,606        $1,325        $214        $17         $50
                                        -------------------------------------------------------------------

In order to secure additional manufacturing capacity, in 1996 the Company, through an affiliate, entered into an agreement with Fraunhofer Gesellschaft ("FHG"), an institute partially owned by the German government, for the use of the FHG wafer fabrication facility in Itzehoe, Germany until December 31, 2007. Under this agreement, the Company is committed to pay for certain operating costs at the Itzehoe facility, regardless of the extent of actual manufacturing output, through the expiration of the agreement. In 1999, operating expenses at this location for which the Company was responsible under the agreement were approximately $25.0 million. Subsequently, through December 31, 2002, the Company has not been required to make any additional payment to support FHG's operating expenses.

Foreign Currency Forward Exchange Contracts

As of the end of March 2000, the Company settled all outstanding foreign currency forward exchange contracts. As of December 31, 2002 and 2001, there were no outstanding foreign currency forward exchange contracts.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of EITF 00-21 will have a significant impact on its consolidated financial statements.

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (Statement No. 146). Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Statement No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The standard will apply to the Company effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe there will be a material effect on its financial condition or results of operations from the adoption of this new standard.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34". FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies", relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company has no guarantees of indebtedness that would be affected by FIN 45. FIN 45 also incorporates accounting for indemnities given in connection with licensing of intellectual property and the Company is still assessing the potential impact this may have on its future results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not believe there will be a material effect on its financial condition or results of operations from the adoption of the provisions of FIN 46.

Risk Factors

The Company has in the past, and may in the future, make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements might be expressed by using words such as "estimates," "assumes," "expects," and "anticipates," and are subject to risks and uncertainties, many of which are beyond the Company's control, that could cause actual results to differ materially from those predicted. Such risks and uncertainties include, but are not limited to, the following:

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

     Political and Economic Considerations

     In recent years, a large and increasing portion of the Company's net sales, operating profits, manufacturing production, and growth has come from its international operations. As a result, the Company's business activities and its results could be significantly affected by the policies of foreign governments and prevailing political, social, and economic conditions.

     Dependence on Key Suppliers

     The Company uses numerous suppliers to supply raw materials for the manufacture and support of its products. Although the Company makes reasonable efforts to ensure that materials are available from multiple suppliers, this is not always possible. Accordingly, certain key materials are obtained from a single supplier or a limited group of suppliers. These suppliers are, in some cases, thinly capitalized, independent companies that generate significant portions of their business from the Company and/or a small group of other companies in the semiconductor industry. The Company has sought and will continue to seek to minimize the risk of production and service interruptions and/or shortages of key materials by:
     1) selecting and qualifying alternative suppliers for key materials; 2) monitoring the financial stability of key suppliers; and 3) maintaining appropriate inventories of key materials. There can be no assurance that the Company's results of operations will not be materially and adversely affected if, in the future, the Company does not receive sufficient materials to meet its requirements in a timely and cost-effective manner.

     Intellectual Property Matters

     The semiconductor industry is characterized by litigation regarding patent and other intellectual property rights. The Company has on occasion been notified that it may be infringing patent and other intellectual property rights of others. In addition, customers purchasing components from the Company have rights to indemnification under certain circumstances if such components violate the intellectual property rights of others. Further, the Company has observed that in the current semiconductor industry business environment, companies have become more aggressive in asserting and defending patent claims against competitors. While the Company will continue to vigorously defend its intellectual property rights, the Company may become party to disputes regarding patent licensing and cross patent licensing. Although licenses are generally offered in such situations and the Company has successfully resolved these situations in the past, there can be no assurance that the Company will not be subject to future litigation alleging intellectual property rights infringement, or that the Company will be able to obtain licenses on acceptable terms. An unfavorable outcome regarding one of these matters could have a material adverse effect on the Company's business and operating results.

     Interest and Currency Rate Exposure

     In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks, including market risks associated with interest rate movements, currency rate movements on non-U.S. dollar denominated assets and liabilities, and collectibility of accounts receivable. Due to the short-term nature of the Company's investment portfolio, an immediate 10 percent increase in interest rates will not have a material effect on the Company's near-term financial condition or results of operations. The Company does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses did not have a material effect on the Company's results of operations for fiscal 2002, 2001 or 2000.

     Environmental Regulations

     To date, the Company's compliance with federal, state and local laws or regulations that have been enacted to regulate the environment has not had a material adverse effect on the Company's capital expenditures, earnings, or competitive or financial position. For more information, see Item 3, "Legal Proceedings" and Note 10, "Contingencies" in the Consolidated Financial Statements. However, the Company could be subject to fines, suspension of production, alteration of its manufacturing processes, or even cessation of its operations if it fails to comply with present or future government regulations related to the use, storage, handling, discharge, or disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing processes.

     Earthquakes

     The Company's principal manufacturing facility and executive offices are located in Santa Clara, California. A number of earthquakes have occurred in this region, some of them severe. No material retrofitting is required to bring the buildings comprising the Santa Clara facility into compliance with current applicable seismic codes. No assurance can be given, however, that in the event of a major earthquake, the resulting damage would not materially impact or even interrupt the Company's production, either of which could materially adversely affect the Company's financial condition and results of operations.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

     In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks, including market risks associated with interest rate movements, currency rate movements on non-U.S. dollar denominated assets and liabilities, and collectibility of accounts receivable. Due to the short-term nature of the Company's investment portfolio, an immediate 10 percent increase in interest rates will not have a material effect on the Company's near-term financial condition or results of operations. The Company does not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses did not have a material effect on the Company's results of operations for fiscal 2002, 2001 or 2000.

Item 8. Financial Statements and Supplementary Data.

     The financial statements, together with the report of independent auditors thereon, are set forth in Exhibit 13 hereto. This Annual Report on Form 10-K will be mailed to Stockholders with the Company's Annual Report to Stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     The executive officers of the Company are identified in Item 1 of Part I of this Annual Report on Form 10-K. Identification of the directors of the Company is incorporated by reference from the "Election of Directors" section of the Company's definitive Proxy Statement to be mailed to stockholders in connection with the 2003 Annual Stockholders Meeting and filed with the Securities and Exchange Commission in April 2003 (the "Proxy Statement"). Further information regarding the directors is incorporated by reference from the "Compliance with
Section 16 of the Securities Exchange Act of 1934" section of the Proxy
Statement.

Item 11. Executive Compensation.

     Incorporated by reference from the "Compensation of Officers and Directors" and "Report of Compensation Committee" sections of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Incorporated by reference from the "Security Ownership" section of the Proxy Statement.

     The Company does not have any equity compensation plans.

Item 13. Certain Relationships and Related Transactions.

     Incorporated by reference from the "Certain Relationships and Related Transactions" section of the Proxy Statement.

Item 14. Controls and Procedures.

     An evaluation was performed as of a date within 90 days prior to the filing date of this Annual Report on Form 10-K, under the supervision of and with the participation of the Company's management including the CEO and Principal Accounting Officer (PAO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, have concluded that the Company's disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report has been made known to them in a timely fashion. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date management completed their evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Documents Filed as Part of Form 10-K

     1.  Financial Statements

          The Consolidated Financial Statements are set forth in Exhibit 13 hereto. This Annual Report on Form 10-K will be mailed to Stockholders with the Company Annual Report to Stockholders

          Independent Auditors Report on the Financial Statements

          Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

          Consolidated Balance Sheets as of December 31, 2002 and 2001

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

          Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

          Notes to Consolidated Financial Statements


     2.  Financial Statement Schedule

          II. Valuation and Qualifying Accounts

              All other schedules have been omitted as the required information is reported or incorporated by reference elsewhere in this Annual Report or is not applicable.

     3.  Exhibits

         3.1      Restated Certificate of Incorporation(1)

         3.2      Certificate of Amendment of Restated Certificate of
                  Incorporation(2)

         3.3      Bylaws(3)

         10.2     One-Year Key Professional Incentive Bonus Plan(1)

         10.5 Amended and Restated License Agreement dated April 10, 1990 between the Company and International Rectifier Corporation(1)

         10.6 Amendment to Amended and Restated License Agreement dated December 21, 1990 between the Company and International Rectifier Corporation(1)

         10.15 Amendment No. 1 to Siliconix One-Year Key Professional Incentive Bonus Plan(4)

         10.16 Amendment No. 2 to Siliconix One-Year Key Professional Incentive Bonus Plan(4)

         13       Portions of Siliconix incorporated 2002 Annual Report to
                  Stockholders

         21       Subsidiaries of the Company

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Accounting Officer

--------------------------------------------------------

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


  (b) Reports on Form 8-K

       The Company did not file any reports on Form 8-K in the fourth quarter of the year ended December 31, 2002.



                                                   SILICONIX INCORPORATED
                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                  YEARS ENDED DECEMBER 31

                                                       (IN THOUSANDS)

--------------------------------------------------------------------------------------------------------------------
                                        Balance at     Charged to      Charged to      Deductions (2)  Balance at
                                        Beginning of   Costs and       Revenue (1)                     End of Period
                                        Period         Expense
--------------------------------------------------------------------------------------------------------------------
     2000
Allowance for Doubtful Accounts             2,866          1,554                -               -           4,420
Allowance for Price Adjustments             1,250              -            6,871           6,421           1,700
Allowance for Returned Parts and
  distributor adjustments                  14,254              -            9,664          11,739          12,179
--------------------------------------------------------------------------------------------------------------------
                                           18,370          1,554           16,535          18,160          18,299

2001
Allowance for Doubtful Accounts             4,420              -                -           1,976           2,444
Allowance for Price Adjustments             1,700              -            9,776           9,107           2,369
Allowance for Returned Parts and
  distributor adjustments                  12,179              -           18,368          16,370          14,177
--------------------------------------------------------------------------------------------------------------------
                                           18,299              -           28,144          27,453          18,990

2002
Allowance for Doubtful Accounts             2,444           (862)               -               -           1,582
Allowance for Price Adjustments             2,369              -           31,057          22,532          10,894
Allowance for Returned Parts and
  distributor adjustments                  14,177              -            1,193           9,987           5,383
--------------------------------------------------------------------------------------------------------------------
                                           18,990           (862)          32,250          32,519          17,859



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

     The Company grants distributors contractual protection against product obsolescence. Distributors may return products in an amount of up to 3% of their purchases for the trailing six months. The products can be scrapped by distributors or returned to the Company.

(2) Represents actual credits granted to distributors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2003
                                    SILICONIX INCORPORATED

                                    By: /s/ King Owyang
                                       ----------------
                                          King Owyang
                                          President and Chief Executive Officer

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


                Signature                             Title                                      Date
                ---------                             -----                                      ----

     Principal Executive Officer

     /s/ King Owyang
     --------------------------             President, Chief Executive
     King Owyang                            Officer and a Director                      March 31, 2003


     Principal Financial and Accounting Officer

     /s/ William M. Clancy
     -----------------------                Principal Accounting Officer
     William M. Clancy                                                                  March 31, 2003


     /s/ Glyndwr Smith
     ------------------------               Chairman of the Board of Directors          March 31, 2003
     Glyndwr Smith


     /s/ Christine Heiss
     -------------------------              Director                                    March 31, 2003
     Christine Heiss


     /s/ Lori Lipcaman
     -----------------------                Director                                    March 31, 2003
     Lori Lipcaman


     /s/ Mark B. Segall
     -----------------------                Director                                    March 31, 2003
     Mark B. Segall


     /s/ Timothy V. Talbert
     ------------------------               Director                                    March 31, 2003
     Timothy V. Talbert

                                 CERTIFICATIONS


I, King Owyang, certify that:

1. I have reviewed this annual report on Form 10-K of Siliconix incorporated (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date :   March 31, 2003             By: /s/King Owyang
                                        --------------
                                        King Owyang
                                        President and Chief Executive Officer

I, William M. Clancy, certify that:

1. I have reviewed this annual report on Form 10-K of Siliconix incorporated (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date :   March 31, 2003                      By: /s/William M. Clancy
                                                 --------------------
                                                 William M. Clancy
                                                 Principal Accounting Officer

                                INDEX TO EXHIBITS

                  Exhibits
                  --------

         3.1      Restated Certificate of Incorporation(1)

         3.2      Certificate of Amendment of Restated Certificate of
                  Incorporation(2)

         3.3      Bylaws(3)

         10.2     One-Year Key Professional Incentive Bonus Plan(1)

         10.5 Amended and Restated License Agreement dated April 10, 1990 between the Company and International Rectifier Corporation(1)

         10.6 Amendment to Amended and Restated License Agreement dated December 21, 1990 between the Company and International Rectifier Corporation(1)

         10.15 Amendment No. 1 to Siliconix One-Year Key Professional Incentive Bonus Plan(4)

         10.16 Amendment No. 2 to Siliconix One-Year Key Professional Incentive Bonus Plan(4)

         13       Portions of Siliconix incorporated 2002 Annual Report to
                  Stockholders

         21       Subsidiaries of the Company

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Accounting Officer

--------------------------------------------------------

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