Form 10-Q
period 2003-03-29
SILICONIX INC
filed 2003-05-12
CIK 90283

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q

(Mark One)
   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   -
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 2003

                                       OR

   _            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission File Number 0-3698

                             SILICONIX INCORPORATED
             (Exact name of registrant as specified in its charter)

                Delaware                                  94-1527868
      (State or other jurisdiction                      (I.R.S. Employer
            of incorporation                           Identification No.)
            or organization)

    2201 Laurelwood Road, Santa Clara, California           95054
       (Address of principal executive offices)           (Zip Code)


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

                                   Yes X   No _

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes X   No _

      Indicate the number of shares outstanding of each of the registrant's classes of common stock:

      Common stock, $0.01 par value -- 29,879,040 outstanding shares as of May 8, 2003.

                             SILICONIX INCORPORATED

                         TABLE OF CONTENTS TO FORM 10-Q


Part I.     Financial Information                                      Page No.

Item 1      Financial Statements

              Consolidated Statements of Income for the three
              months ended March 29, 2003 and March 30, 2002               3

              Consolidated Balance Sheets as of March 29, 2003
              and December 31, 2002                                        4

              Consolidated Statements of Cash Flows for the
              three months ended March 29, 2003 and
              March 30, 2002                                               5

              Notes to Consolidated Financial Statements                   6

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  8

Item 3      Quantitative and Qualitative Disclosures
            About Market Risk                                             10

Item 4      Disclosure Controls and Procedures                            10


Part II.    Other Information

Item 6      Exhibits and Reports on Form 8-K                              11

Signatures                                                                12

Certifications                                                            13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                             SILICONIX INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

(In thousands, except per share amounts)                   Three Months Ended
                                                         March 29,     March 30,
                                                           2003          2002
                                                         --------      --------

Net sales                                                $ 97,826      $ 83,602
Cost of sales                                              69,928        59,194
                                                         --------      --------

Gross profit                                               27,898        24,408

Operating expenses:
Research and development                                    4,687         4,762
Selling, marketing, and administration                     10,980         9,625
                                                         --------      --------

Operating income                                           12,231        10,021
Interest income                                               585           855
Other income (expense) net                                     67           (22)
                                                         --------      --------

Income before taxes and minority interest                  12,883        10,854
Income taxes                                               (2,821)       (2,590)
Minority interest in income of
 consolidated subsidiary                                      (60)          (60)
                                                         --------      --------

Net income                                               $ 10,002      $  8,204
                                                         ========      ========

Net income per share (basic and diluted)                 $   0.33      $   0.27
                                                         ========      ========

Shares used to compute net income per share                29,879        29,879
                                                         ========      ========

          See accompanying Notes to Consolidated Financial Statements.


                             SILICONIX INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands, except share information)                              March 29,       December 31,
                                                                        2003             2002
                                                                     ---------        ------------
Assets
Current assets:
  Cash and cash equivalents                                          $ 161,086         $ 137,082
  Note receivable from affiliate                                        70,000            75,000
  Accounts receivable, less allowances                                  47,254            42,331
  Accounts receivable from affiliates                                   21,436            10,076
  Inventories                                                           63,813            66,553
  Other current assets                                                  25,324            23,241
  Deferred income taxes                                                  3,148             3,146
                                                                     ---------         ---------

    Total current assets                                               392,061           357,429
                                                                     ---------         ---------

Property, plant, and equipment, at cost:
  Land                                                                   1,715             1,715
  Buildings and improvements                                            55,924            55,954
  Machinery and equipment                                              372,177           368,232
                                                                     ---------         ---------

                                                                       429,816           425,901

  Less accumulated depreciation                                        282,183           272,935
                                                                     ---------         ---------
    Net property, plant, and equipment                                 147,633           152,966

Goodwill                                                                 7,445             7,445
Other assets                                                               149               195
                                                                     ---------         ---------

    Total assets                                                     $ 547,288         $ 518,035
                                                                     =========         =========

Current liabilities:
  Accounts payable                                                   $  21,389         $  20,734
  Accounts payable to affiliates                                        27,101             7,385
  Accrued payroll and related compensation                               7,638             9,395
  Other accrued liabilities                                             29,207            28,803
                                                                     ---------         ---------

    Total current liabilities                                           85,335            66,317
                                                                     ---------         ---------

Long-term debt, less current portion                                     2,882             2,708
Deferred income taxes                                                   16,258            16,256
Other non-current liabilities                                           44,540            44,540
Minority interest                                                        3,443             3,383
                                                                     ---------         ---------

    Total liabilities                                                  152,458           133,204
                                                                     ---------         ---------

Commitments and contingencies
Stockholders' equity:
  Common stock, par value $.01 (100,000,000 shares
    authorized, 29,879,040 shares issued and outstanding
    at March 29, 2003 and December 31, 2002, respectively)                 299               299
  Additional paid-in-capital                                            59,370            59,370
  Retained earnings                                                    336,260           326,258
  Accumulated other comprehensive loss                                  (1,099)           (1,096)
                                                                     ---------         ---------

    Total stockholders' equity                                         394,830           384,831
                                                                     ---------         ---------

    Total liabilities and stockholders' equity                       $ 547,288         $ 518,035
                                                                     =========         =========

          See accompanying Notes to Consolidated Financial Statements.


                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)                                                           Three Months Ended
                                                                     March 29,          March 30,
                                                                       2003               2002
                                                                  ------------         ----------

Cash flows from operating activities:
Net income                                                         $  10,002           $   8,204
Adjustments to reconcile net income to
net cash provided by operating activities:
    Depreciation and amortization                                      9,694              10,387
    Deferred income taxes                                                  2                --
    Other non-cash expenses                                              174                  82
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                             (4,923)             (5,137)
      Accounts receivable from affiliates                            (11,360)            (16,016)
      Inventories                                                      2,740               1,902
      Other assets                                                    (2,150)             (1,489)
      Accounts payable                                                   655               2,251
      Accounts payable to affiliates                                  19,716               5,801
      Accrued liabilities                                             (1,293)              2,447
      Non-current other liabilities                                        1                --
                                                                   ---------           ---------
Net cash provided by operating activities                             23,258               8,432
                                                                   ---------           ---------

Cash flows from investing activities:
Purchase of property, plant, and equipment                            (4,252)               (891)
Proceeds from sale of property, plant,
  and equipment                                                            2                  26
Proceeds from short-term investment with affiliate                    75,000                --
Short-term investment with affiliate                                 (70,000)               --
                                                                   ---------           ---------
Net cash provided by (used in) investing
  activities                                                             750                (865)
                                                                   ---------           ---------

Effect of exchange rate changes on
  cash and cash equivalents                                               (4)                 (1)
                                                                   ---------           ---------

Net increase in cash and cash equivalents                             24,004               7,566

Cash and cash equivalents:
Beginning of period                                                  137,082             167,236
                                                                   ---------           ---------
End of period                                                      $ 161,086           $ 174,802
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

      In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for, and as of the end of, the periods indicated. These statements should be read in conjunction with the Company's December 31, 2002 consolidated financial statements and notes thereto. The results of operations for the first three months of 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2.     Inventories

      The components of inventory are as follows:

                                       March 29,    December
       (In thousands)                    2003       31, 2002
                                     ----------    ----------

       Finished goods                $  19,073     $  20,044
       Work-in-process                  38,754        38,560
       Raw materials                     5,986         7,949
                                     ----------    ---------
                                     $  63,813     $  66,553
                                     ==========    =========

Note 3.     Contingencies

      As of March 29, 2003, the Company remained a party to two environmental proceedings. The first involves property that the Company vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to the Company and the current owner of the property. The Order alleged that the Company contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. The Company subsequently reached a settlement of this matter with the current owner of the property. The settlement provided that the current owner will indemnify the Company and its employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which the Company remains nominally subject.

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

Note 4.     Comprehensive Income

      The following are the components of comprehensive income:

  (In thousands)                                           Three Months Ended
                                                         March 29,     March 30,
                                                           2003          2002
                                                         --------      --------

Net income                                               $ 10,002      $  8,204

Other comprehensive income (loss):
     Foreign currency translation adjustment                   (4)           (1)
     Pension liability adjustment                               1          --
                                                         --------      --------
Total other comprehensive loss                                 (3)           (1)

Comprehensive income                                     $  9,999      $  8,203
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

Note 7.     Accounting Pronouncements

      In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the adoption of EITF 00-21 will have a significant impact on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      Net sales for the first quarter of 2003 were $97.8 million compared to $83.6 million for the first quarter of 2002, a 17% increase. The increase in net sales was partially due to the market shift from single-function cellular phones to feature-rich phones with multiple functions (i.e. digital camera, internet, email, etc.). The Company's bookings and billings improved in the fourth quarter as compared to the third quarter of last year and were essentially flat from the fourth quarter to the first quarter of this year, even though the fourth quarter had an extra week of working days. The Company still sees no signs of a major recovery in its primary strategic markets, portable computers and cellular telephones. In addition, the Company is continuing to observe a trend toward "smart," multi-functional cellular telephones and away from Personal Data Assistants and simpler cellular telephones. These smart telephones must utilize their power more efficiently than simpler devices and thus tend to require more of the Company's components. The computer market is still driven by consumers and corporate spending remains slow. The Company does not foresee any improvement until the second half of this year at the earliest. Customers continue to place orders for the near term because of lack of visibility from end markets and the disruption in commercial activities in the Asia-Pacific region, Canada, and other regions as a result of Severe Acute Respiratory Syndrome.

      Gross profit as a percentage of net sales in the first quarter of 2003 was 28.5% compared to 29.2% for the first quarter of 2002. Despite the Company's successful cost reduction efforts, the first quarter of 2003 saw increased pricing pressures and a shift in the product mix towards commodity products that command lower margins.

      Research and development expenses were $4.7 million for the first quarter of 2003 compared to $4.8 million for the first quarter of 2002. The Company continues its commitment to the development of new products and technologies. During the first three months of 2003, the Company introduced 50 new products and secured 304 new designs. The Company anticipates an increase in research and development expenses in the second quarter due to additional research and development projects.

      Selling, marketing, and administration expenses were $11.0 million for the first quarter of 2003 compared to $9.6 million for the first quarter of 2002. The Company's selling, marketing, and administration expenses as a percentage of net sales were 11% and remained flat for the first quarter of 2003 compared to the first quarter of 2002. The Company continues its efforts to manage and control costs effectively. The Company expects to incur higher selling expenses in the second quarter due to an anticipated increase in sales activities.

      Interest income for the first quarter of 2003 was $0.6 million compared to $0.9 million for the first quarter of 2002. The decrease in interest income in the first quarter of 2003 was due to lower interest rates as compared to 2002. All excess cash not immediately needed to fund the Company's operations is invested in money market funds.

      Other income was $67,000 for the first quarter of 2003 compared to $22,000 of expense for the first quarter of 2002.

      Income tax expense for the first three months of 2003 was $2.8 million compared to $2.6 million for the first three months of 2002. The increase in income tax expense in 2003 was due to the increase in earnings before tax. The Company's effective tax rate was 22.0% in the first quarter of 2003 compared to 21.9% in the first quarter of 2002. The Company expects that the effective tax rate for 2003 will be 22.0%.

Liquidity and Capital Resources

      At March 29, 2003, the Company had $231.1 million in cash, cash equivalents and short-term note receivable from affiliate, compared to $212.1 million in cash, cash equivalents and short-term note receivable from affiliate at December 31, 2002. The increase of $19.0 million was mainly due to the cash generated by operations in the first quarter. The cash balance of $161.1 million as of March 29, 2003 was mostly invested in money markets overseas. The Company's cash and profits are expected to be reinvested indefinitely. Any repatriation of earnings and cash back to the United States would be deemed to be a dividend and would be subject to U.S. income taxes, state income taxes, and any withholding taxes payable.

      Net cash provided by operating activities was $23.3 million in the first three months of 2003 compared to $8.4 million in the same period of 2002. The increase in net cash provided by operating activities for the first three months of 2003 was primarily due to a decrease in payments to settle affiliate balances. Net affiliate payables as of March 29, 2003 increased by $8.4 million from December 31, 2002, mainly due to the timing of cash payments made to unconsolidated affiliates. Accounts payable as of March 29, 2003 increased by $0.7 million from December 31, 2002, mainly due to an increase in business volume. Accrued liabilities and contingencies as of March 29, 2003 decreased by $2.3 million from December 31, 2002, mainly due to the payout of profit sharing, 401(k) contributions, and management incentive bonuses.

      Inventories as of March 29, 2003 decreased by $2.7 million from December 31, 2002. Raw materials as of March 29, 2003 decreased by $1.9 million from December 31, 2002 as the Company improved its management of raw material purchases. Work-in-process as of March 29, 2003 increased by $0.2 million from December 31, 2002. Finished goods inventory as of March 29, 2003 decreased by $1.0 million from December 31, 2002, mainly due to higher sales and better inventory control.

      Net cash provided by investing activities was $0.8 million in the first three months of 2003 compared to $0.9 million used in investing activities in the same period of 2002. The Company spent $4.3 million on capital expenditures in the first three months of 2003, primarily related to machinery and equipment. In December 2002, the Company signed a loan agreement with Vishay. The borrowing is on a revolving basis and the agreement expires in January 2005. In March 2003, the Company received a related party promissory note under the loan agreement for $70 million from Vishay, which was callable by the Company at any time and bore an interest rate of 3.0%. As of March 29, 2003, the entire related-party promissory note was outstanding. The promissory note was fully repaid on April 2, 2003.

      For the next twelve months, management expects that cash flows from operations will be sufficient to meet the Company's normal operating requirements and to fund its research and development and capital expenditure plans.

SAFE HARBOR STATEMENT

      Statements contained herein that relate to the Company's future performance, including statements with respect to anticipated improvements in the Company's business and business climate, future product innovation and implementation of cost savings strategies, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, particularly in the markets that the Company serves, cancellation of orders in the Company's backlog, difficulties in new product development, and other factors affecting the Company's operations, markets, products, services and prices that are set forth in its December 31, 2002 Report on Form 10-K filed with the Securities and Exchange Commission. You are urged to refer to the Company's Form 10-K for a detailed discussion of these factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      Not Applicable.

Item 4.  Disclosure Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

            Exhibit 99.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Accounting Officer

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended March 29, 2003.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SILICONIX INCORPORATED




Date: May 12, 2003                           By: /s/ King Owyang
                                                ----------------------------
                                                King Owyang
                                                President and Chief
                                                Executive Officer



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

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   May 12, 2003                               By: /s/ King Owyang
                                                      -------------------------
                                                      King Owyang
                                                      President and Chief
                                                      Executive Officer

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

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   May 12, 2003                          By: /s/ William M. Clancy
                                                 -----------------------------
                                                 William M. Clancy
                                                 Principal Accounting Officer