Form 10-Q
period 2003-06-28
SILICONIX INC
filed 2003-08-11
CIK 90283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q

(Mark One)
   X
   -             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 28, 2003

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

      Common stock, $0.01 par value -- 29,879,040 outstanding shares as of August 7, 2003.

                             SILICONIX INCORPORATED

                         TABLE OF CONTENTS TO FORM 10-Q


Part I.     Financial Information                                       Page No.

Item 1      Financial Statements

              Consolidated Statements of Operations for
              the three and six months ended June 28, 2003
              and June 29, 2002                                            3

              Consolidated Balance Sheets as of June 28, 2003
              and December 31, 2002                                        4

              Consolidated Statements of Cash Flows for the
              six months ended June 28, 2003 and June 29, 2002             5

              Notes to Consolidated Financial Statements                   6

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  8

Item 3      Quantitative and Qualitative Disclosures About
            Market Risk                                                   10

Item 4      Controls and Procedures                                       10

Part II.    Other Information

Item 4      Submission of Matters to a Vote of Security Holders           11

Item 6      Exhibits and Reports on Form 8-K                              11

Signatures                                                                12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except
  per share amounts)                                         Three Months Ended                Six Months Ended
                                                           June 28,        June 29,         June 28,        June 29,
                                                            2003            2002              2003            2002
                                                         ---------        ---------        ---------       ---------

Net sales                                                $  88,208        $  94,935        $ 186,034       $ 178,537
Cost of sales                                               60,753           65,661          130,680         124,855
                                                         ---------        ---------        ---------       ---------

Gross profit                                                27,455           29,274           55,354          53,682

Operating expenses:
Research and development                                     5,026            5,504            9,713          10,266
Selling, marketing, and administration                      11,077           11,073           22,058          20,698
                                                         ---------        ---------        ---------       ---------

Operating income                                            11,352           12,697           23,583          22,718
Interest income                                                616              635            1,201           1,488
Other income (expense) - net                                   (43)             810               25             788
                                                         ---------        ---------        ---------       ---------

Income before taxes and minority interest                   11,925           14,142           24,809          24,994
Income taxes                                                (2,603)          (2,882)          (5,424)         (5,473)
Minority interest in income of
  consolidated subsidiary                                      (60)             (60)            (120)           (118)
                                                         ---------        ---------        ---------       ---------
Net income                                               $   9,262        $  11,200        $  19,265       $  19,403
                                                         =========        =========        =========       =========

Net income per share (basic and diluted)                 $    0.31        $    0.37        $    0.64       $    0.65
                                                         =========        =========        =========       =========

Shares used to compute earnings per share                   29,879           29,879           29,879          29,879
                                                         =========        =========        =========       =========


          See accompanying Notes to Consolidated Financial Statements.


                             SILICONIX INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands, except share information)                    June 28,       December 31,
                                                              2003             2002
                                                           ---------       -----------
Assets
Current assets:
  Cash and cash equivalents                                $ 185,172        $ 137,082
  Note receivable from affiliate                              70,000           75,000
  Accounts receivable, less allowances                        42,077           42,331
  Accounts receivable from affiliates                         13,266           10,076
  Inventories                                                 70,828           66,553
  Other current assets                                        25,579           23,241
  Deferred income taxes                                        3,148            3,146
                                                           ---------        ---------

    Total current assets                                     410,070          357,429
                                                           ---------        ---------

Property, plant, and equipment, at cost:
  Land                                                         1,715            1,715
  Buildings and improvements                                  56,929           55,954
  Machinery and equipment                                    371,251          368,232
                                                           ---------        ---------

                                                             429,895          425,901
Less accumulated depreciation                                287,828          272,935
                                                           ---------        ---------

  Net property, plant, and equipment                         142,067          152,966

Goodwill                                                       7,445            7,445
Other assets                                                     104              195
                                                           ---------        ---------

    Total assets                                           $ 559,686        $ 518,035
                                                           =========        =========

Current liabilities:
  Accounts payable                                         $  18,264        $  20,734
  Accounts payable to affiliates                              28,449            7,385
  Accrued payroll and related compensation                     8,793            9,395
  Other accrued liabilities                                   33,482           28,803
                                                           ---------        ---------

    Total current liabilities                                 88,988           66,317
                                                           ---------        ---------

Long-term debt, less current portion                           2,311            2,708
Deferred income taxes                                         16,258           16,256
Other non-current liabilities                                 44,540           44,540
Minority interest                                              3,503            3,383
                                                           ---------        ---------

    Total liabilities                                        155,600          133,204
                                                           ---------        ---------

Commitments and contingencies
Stockholders' equity:
  Common stock, par value $.01 (100,000,000
   shares authorized, 29,879,040
   shares issued and outstanding at June 28,
   2003 and December 31, 2002, respectively)                     299              299
  Additional paid-in-capital                                  59,370           59,370
  Retained earnings                                          345,523          326,258
  Accumulated other comprehensive loss                        (1,106)          (1,096)
                                                           ---------        ---------

    Total stockholders' equity                               404,086          384,831
                                                           ---------        ---------

    Total liabilities and stockholders' equity             $ 559,686        $ 518,035
                                                           =========        =========

          See accompanying Notes to Consolidated Financial Statements.

                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)                                            Six Months Ended
                                                      June 28,         June 29,
                                                        2003             2002
                                                     ---------        ---------
Cash flows from operating activities:
Net income                                           $  19,265        $  19,403
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       19,116           20,292
    Other non-cash (income) expense                       (397)             225
    Changes in assets and liabilities, net
      of acquisitions:
       Accounts receivable                                 254           (7,541)
       Accounts receivable from affiliate               (3,190)            (887)
       Inventories                                      (4,275)          (3,275)
       Other assets                                     (2,366)          (4,754)
       Accounts payable                                 (2,470)           8,419
       Accounts payable to affiliates                   21,064          (23,770)
       Accrued liabilities                               4,197           10,987
       Non-current other liabilities                         1             --
                                                     ---------        ---------
Net cash provided by operating activities               51,199           19,099
                                                     ---------        ---------

Cash flows from investing activities:
Purchase of property, plant, and equipment              (8,108)          (5,865)
Proceeds on disposal of property, plant,
  and equipment                                             10               56
Proceeds from short-term investment with
  affiliate                                             75,000             --
Short-term investment with affiliate                   (70,000)            --
                                                     ---------        ---------
Net cash used in investing activities                   (3,098)          (5,809)
                                                     ---------        ---------

Effect of exchange rate changes on
  cash and cash equivalents                                (11)             (27)
                                                     ---------        ---------

Net increase in cash and cash equivalents               48,090           13,263

Cash and cash equivalents:
Beginning of period                                    137,082          167,236
                                                     ---------        ---------
End of period                                        $ 185,172        $ 180,499
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

      In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for, and as of the end of, the periods indicated. These statements should be read in conjunction with the Company's December 31, 2002 consolidated financial statements and notes thereto. The results of operations for the first six months of 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2.     Inventories

      The components of inventory are as follows:

                                      June 28,      December
       (In thousands)                   2003        31, 2002
                                     ---------     ----------

       Finished goods                $  22,185     $   20,044
       Work-in-process                  43,192         38,560
       Raw materials                     5,451          7,949
                                      ---------    ----------
                                     $  70,828     $   66,553
                                      =========    ==========

Note 3.     Contingencies

   As of June 28, 2003, the Company remained a party to two environmental proceedings. The first involves property that the Company vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to the Company and the current owner of the property. The Order alleged that the Company contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. The Company subsequently reached a settlement of this matter with the current owner of the property. The settlement provided that the current owner will indemnify the Company and its employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which the Company remains nominally subject.

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

Note 4.     Comprehensive Income

   The following are the components of comprehensive income:


(In thousands)                                  Three Months Ended              Six Months Ended
                                             June 28,        June 29,        June 28,        June 29,
                                               2003            2002            2003            2002
                                             --------        --------        --------        --------

Net income                                   $  9,262        $ 11,200        $ 19,265        $ 19,403

Other comprehensive loss:
Foreign currency translation adjustment            (7)            (26)            (11)            (27)
Pension liability adjustment                     --              --                 1            --
                                             --------        --------        --------        --------

Total other comprehensive loss                     (7)            (26)            (10)            (27)

Comprehensive income                         $  9,255        $ 11,174        $ 19,255        $ 19,376
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

   In May 2003, the FASB issued Statement Number 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS
150). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 generally requires liability classification for two broad classes of financial instruments: (1) instruments that represent, or are indexed to, an obligation to buy back the issuer's shares, and (2) obligations that can be settled in shares, but are subject to certain conditions. SFAS 150 applies to all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after July 1, 2003. As the Company has not created or modified any financial instruments since the effective date of SFAS 150, the Company does not believe this Statement will have a material impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

   Net sales for the second quarter of 2003 were $88.2 million compared to $94.9 million for the second quarter of 2002. Net sales for the first half of 2003 were $186.0 million compared to $178.5 million for the first half of 2002. The outbreak of SARS in Asia had a significant negative impact on the Company's business in the second quarter as more than 70% of the Company's business is generated from Asia. Nevertheless, the Company was still able to increase bookings for the third consecutive quarter. The book-to-bill ratio for the second quarter was greater than one and improved 14 basis points from the first quarter, resulting in an increase in the backlog by more than 13%. The Company sees no signs of inventory build-up either at the distributors or at the end customers. It is becoming more and more common for the Company's major OEM and contract manufacturer customers to request the Company to consign and hold inventory for them. This creates additional challenges for the demand forecasting at the factories and has resulted in a required increase in the Company's die bank inventory. The portable computer market remains consumer-driven. Therefore, the Company does not anticipate any significant increase in the near term in corporate information technology spending. The Company expects slight improvement from quarter to quarter in the second half of 2003; however, customers continue to place orders for the near term and visibility remains uncertain.

   Gross profit as a percentage of net sales in the second quarter of 2003 was 31%, the same as in the second quarter of 2002. Gross profit as a percentage of net sales in the first half of 2003 was 30%, also the same as in the first half of 2002. The improvement in the second quarter of 2003 over the first quarter of 2003 was a result of a reduction in subcontract manufacturer's expenses and the Company's continuing cost reduction programs. These factors overcame the substantial pricing pressures that the Company experienced during the second quarter, which were even larger than in the first quarter.

   Research and development expenses were $5.0 million for the second quarter of 2003 compared to $5.5 million for the second quarter of 2002, a 9% decrease. Research and development expenses were $9.7 million for the first half of 2003 compared to $10.2 million for the first half of 2002, a 5% decrease. The decrease in research and development expenses was mainly due to the Company's continued effort to implement cost control programs. The Company has not reduced its funding for new technology developments and new product introductions. During the second quarter of 2003, the Company introduced 57 new products. The Company continues to strive to turn the process developments into cost-effective and efficient power management solutions. Among other things, these solutions provide for components that take up less space and allow for longer battery life. At the same time, the Company believes its cost reduction programs and improving manufacturing efficiencies have well positioned the Company to penetrate further into power management applications in the telecommunications, portable computer, consumer, industrial, and automotive markets. To complement this strategy, the Company continuously endeavors to become more flexible in its execution to meet the challenging needs of the customers.

   Selling, marketing, and administration expenses were $11.1 million for the second quarter of 2003, the same as in the second quarter of 2002. Selling, marketing, and administration expenses were $22.1 million for the first half of 2003 compared to $20.7 million for the first half of 2002. The Company's selling, marketing, and administration expenses as a percentage of net sales were 13% and 12% for the second quarter of 2003 and 2002, respectively. The Company's selling, marketing, and administration expenses as a percentage of net sales were 12% and 11% for the first half of 2003 and 2002, respectively. The increase in selling, marketing, and administration expenses in 2003 was due to an increase in sales in the first half of 2003 compared to the first half of 2002. The Company continues its efforts to manage and control costs.

   Interest income for the second quarter of 2003 was $0.6 million, the same as in the second quarter of 2002. Interest income for the first half of 2003 was $1.2 million compared to $1.5 million for the first half of 2002. The decrease in interest income in 2003 was due to lower interest rates as compared to 2002. All excess cash not immediately needed to fund the Company's operations is invested in money market funds.

   Other expense was $43,000 for the second quarter of 2003 compared to $0.8 million of other income for the second quarter of 2002. The income in 2002 was mainly due to foreign exchange gains from revaluation of the Company's assets held in foreign currencies.

   Income tax expense for the second quarter of 2003 was $2.6 million compared to $2.9 million for the second quarter of 2002. Income tax expense for the first half of 2003 was $5.4 million compared to $5.5 million for the first half of 2002. The Company's effective tax rate was 22.0% in the first half of 2003, the same as in the first half of 2002. The Company expects that the effective tax rate for 2003 will be 22.0%.

Liquidity and Capital Resources

   At June 28, 2003, the Company had $255.2 million in cash, cash equivalents and short-term note receivable from affiliate, compared to $212.1 million in cash, cash equivalents and short-term note receivable from affiliate at December 31, 2002. The increase of $43.1 million was mainly due to the cash generated by operations in the first half of 2003 and an increase in the payable balance to affiliates. The cash balance of $185.2 million as of June 28, 2003 was mostly invested in money market accounts outside the United States. The Company's cash and profits are expected to be reinvested indefinitely. Any repatriation of earnings and cash back to the United States would be deemed to be a dividend and would be subject to U.S. income taxes, state income taxes, and foreign withholding taxes.

   Net cash provided by operating activities was $51.2 million in the first half of 2003 compared to $19.1 million in the same period of 2002. The increase in net cash provided by operating activities for the first half of 2003 was primarily due to an increase in the payable balance to affiliates. Net affiliate payables as of June 28, 2003 increased by $17.9 million on December 31, 2002, mainly due to the timing of cash payments made to unconsolidated affiliates. Accounts payable as of June 28, 2003 decreased by $2.5 million from December 31, 2002, mainly due to the timing of payments to vendors. Accrued liabilities as of June 28, 2003 increased by $4.2 million from December 31, 2002, mainly due to a tax provision made for the income generated in the first half of 2003.

   Net inventories as of June 28, 2003 increased by $4.3 million from December 31, 2002. Raw materials as of June 28, 2003 decreased by $2.5 million from December 31, 2002 as the Company improved its management of raw material purchases. Work-in-process as of June 28, 2003 increased by $4.6 million from December 31, 2002. This increase was mainly in die bank inventory, which provides better service to customers due to their short order visibility. Finished goods inventory as of June 28, 2003 increased by $2.1 million from December 31, 2002, mainly due to an increase in the Company's bookings for shipments in future periods.

   Net cash used in investing activities was $3.1 million in the first half of 2003 compared to $5.9 million used in investing activities in the same period of 2002. The Company spent $8.1 million on capital expenditures in the first half of 2003, primarily related to facility upgrades and machinery and equipment. In December 2002, the Company signed a loan agreement with Vishay, under which Vishay may, from time to time, borrow from the Company. The borrowing is on a revolving basis and the agreement expires in January 2005. In June 2003, the Company received a related party promissory note under the loan agreement for $70 million from Vishay, which was callable by the Company at any time and bore an interest rate of 2.75%. As of June 28, 2003, the entire related-party promissory note was outstanding. The promissory note was fully repaid on July 1, 2003.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      Not applicable.

Item 4.  Controls and Procedures.

   As of June 28, 2003, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Company's CEO and Principal Accounting Officer (PAO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and PAO, have concluded that the Company's disclosure controls and procedures were effective to ensure that all material information required to be disclosed by the Company in this quarterly report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      There have been no changes in the Company's internal control over financial reporting during the quarter ended June 28, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

      (a) The registrant's Annual Meeting of Stockholders was held on June 12, 2003.

      (b)   Not applicable.

      (c) There were two matters voted on at the Meeting. A brief description of each of these matters, and the results of the votes thereon, are as follows:

            1.    Election of Directors

                                                                        Broker
                    Nominee                 For           Against       Nonvotes
                    -------                 ---           -------       --------

                    King Owyang          29,144,348       32,557          -0-
                    Christine Heiss      29,131,016       45,889          -0-
                    Mark Segall          29,131,016       45,889          -0-
                    Glyndwr Smith        29,130,995       45,910          -0-
                    Timothy Talbert      29,130,995       45,910          -0-

            2. Ratification of the appointment of Ernst & Young LLP as the registrant's auditors for the fiscal year ending December 31, 2003

                                                                     Broker
                    For            Against         Abstain           Nonvotes
                    ---            -------         -------           --------

                    29,135,548     36,408           4,949              -0-

            (d) Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits:

            Exhibit 3.3 - Bylaws, as amended effective June 12, 2003

            Exhibit 31.1 - Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dr. King Owyang, Chief Executive Officer

            Exhibit 31.2 - Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - William Clancy, Principal Accounting Officer

            Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Dr. King Owyang, Chief Executive Officer

            Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - William Clancy, Principal Accounting Officer

        (b) Reports on Form 8-K:

            On May 2, 2003, the Company filed a current report under Items 7 and 9 of Form 8-K announcing its earnings for its first fiscal quarter ended March 29, 2003.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SILICONIX INCORPORATED



Date: August 11, 2003                           By: /s/ King Owyang
                                                   ----------------------------
                                                   King Owyang
                                                   President and Chief
                                                   Executive Officer


                                                By: /s/ William M. Clancy
                                                   ----------------------------
                                                   William M. Clancy
                                                   Principal Accounting Officer