Form 10-Q
period 2003-09-27
SILICONIX INC
filed 2003-11-12
CIK 90283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q
(Mark One)
   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   -                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 2003

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

      Common stock, $0.01 par value -- 29,879,040 outstanding shares as of November 7, 2003.

                             SILICONIX INCORPORATED

                         TABLE OF CONTENTS TO FORM 10-Q


Part I.     Financial Information                                     Page No.

Item 1      Financial Statements

              Consolidated Statements of Operations for
              the three and nine months ended September 27, 2003
              and September 28, 2002                                         3

              Consolidated Balance Sheets as of September 27, 2003
              and December 31, 2002                                          4

              Consolidated Statements of Cash Flows for the
              nine months ended September 27, 2003 and
              September 28, 2002                                             5

              Notes to Consolidated Financial Statements                     6

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    8

Item 3      Quantitative and Qualitative Disclosures About Market
            Risk                                                             10

Item 4      Controls and Procedures                                          10


Part II.    Other Information

Item 6      Exhibits and Reports on Form 8-K                                 11

Signatures                                                                   12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                                         SILICONIX INCORPORATED
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)


(In thousands, except per share amounts)                  Three Months Ended                 Nine Months Ended
                                                        Sept 27,        Sept 28,          Sept 27,        Sept 28,
                                                          2003            2002              2003            2002
                                                       ----------      ---------         ---------       ---------

Net sales                                               $  97,411      $  96,149         $ 283,444       $ 274,686
Cost of sales                                              69,555         65,944           200,234         190,799
                                                        ---------      ---------         ---------       ---------

Gross profit                                               27,856         30,205            83,210          83,887

Operating expenses:
Research and development                                    4,706          4,436            14,419          14,701
Selling, marketing, and administration                     11,460         10,791            33,518          31,490
                                                        ---------      ---------         ---------       ---------

Operating income                                           11,690         14,978            35,273          37,696
Interest income                                               610            777             1,810           2,266
Other income                                                   92          1,411               117           2,201
                                                        ---------      ---------         ---------       ---------

Income before taxes and minority interest                  12,392         17,166            37,200          42,163
Income taxes                                               (2,722)        (3,764)           (8,146)         (9,237)
Minority interest in income of consolidated
  subsidiary                                                  (60)           (59)             (180)           (178)
                                                        ---------      ---------         ---------       ---------
Net income                                              $   9,610      $  13,343         $  28,874       $  32,748
                                                        =========      =========         =========       =========

Net income per share (basic and diluted)                $    0.32      $    0.45         $    0.97       $    1.10
                                                        =========      =========         =========       =========

Shares used to compute earnings per share                  29,879         29,879            29,879          29,879
                                                        =========      =========         =========       =========

          See accompanying Notes to Consolidated Financial Statements.


                             SILICONIX INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

(In thousands, except share information)                 September 27,    December 31,
                                                             2003            2002
                                                         ------------     -----------
Assets
Current assets:
  Cash and cash equivalents                               $ 263,435       $ 137,082
  Note receivable from affiliate                               --            75,000
  Accounts receivable, less allowances                       53,658          42,331
  Accounts receivable from affiliates                        15,196          10,076
  Inventories                                                63,939          66,553
  Other current assets                                       28,376          23,241
  Deferred income taxes                                       3,148           3,146
                                                          ---------       ---------

    Total current assets                                    427,752         357,429
                                                          ---------       ---------

Property, plant, and equipment, at cost:
  Land                                                        1,715           1,715
  Buildings and improvements                                 57,779          55,954
  Machinery and equipment                                   375,855         368,232
                                                          ---------       ---------
                                                            435,349         425,901

Less accumulated depreciation                               296,775         272,935
                                                          ---------       ---------

  Net property, plant, and equipment                        138,574         152,966

Goodwill                                                      7,445           7,445
Other assets                                                     58             195
                                                          ---------       ---------

    Total assets                                          $ 573,829       $ 518,035
                                                          =========       =========

Current liabilities:
  Accounts payable                                        $  17,609       $  20,734
  Accounts payable to affiliates                             27,236           7,385
  Accrued payroll and related compensation                    9,498           9,395
  Other accrued liabilities                                  38,963          28,803
                                                          ---------       ---------

    Total current liabilities                                93,306          66,317
                                                          ---------       ---------

Long-term debt, less current portion                          2,459           2,708
Deferred income taxes                                        16,258          16,256
Other non-current liabilities                                44,540          44,540
Minority interest                                             3,563           3,383
                                                          ---------       ---------

    Total liabilities                                       160,126         133,204
                                                          ---------       ---------

Commitments and contingencies
Stockholders' equity:
  Common stock, par value $.01 (100,000,000
   shares authorized, 29,879,040
   shares issued and outstanding at September
   27, 2003 and December 31, 2002,  respectively)               299             299
  Additional paid-in-capital                                 59,373          59,370
  Retained earnings                                         355,132         326,258
  Accumulated other comprehensive loss                       (1,101)         (1,096)
                                                          ---------       ---------

    Total stockholders' equity                              413,703         384,831
                                                          ---------       ---------

    Total liabilities and stockholders' equity            $ 573,829       $ 518,035
                                                          =========       =========

          See accompanying Notes to Consolidated Financial Statements.

                             SILICONIX INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(In thousands)                                         Nine Months Ended
                                                   September 27,  September 28,
                                                       2003           2002
                                                   ------------   ------------
Cash flows from operating activities:
Net income                                         $  28,874      $  32,748
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                     28,263         30,444
    Other non-cash (income) expense                     (249)           188
    Changes in assets and liabilities,
      net of acquisitions:
       Accounts receivable                           (11,327)        (1,964)
       Accounts receivable from affiliate             (5,120)           952
       Inventories                                     2,614         (7,376)
       Other assets                                   (5,143)        (6,577)
       Accounts payable                               (3,125)         6,489
       Accounts payable to affiliates                 19,851        (28,414)
       Accrued liabilities                            10,444         17,300
                                                   ---------      ---------
Net cash provided by operating activities             65,082         43,790
                                                   ---------      ---------

Cash flows from investing activities:
Purchase of property, plant, and equipment           (13,777)       (11,849)
Proceeds on disposal of property, plant,
  and equipment                                           51             56
Proceeds from short-term investment with
  affiliate                                           75,000           --
                                                   ---------      ---------
Net cash provided by (used in) investing
  activities                                          61,274        (11,793)

Cash flows from financing activities:
Proceeds from restricted common stock                      3           --
                                                   ---------      ---------
Net cash provided by financing activities                  3           --

Effect of exchange rate changes on
  cash and cash equivalents                               (6)           (33)
                                                   ---------      ---------

Net increase in cash and cash equivalents            126,353         31,964

Cash and cash equivalents:
Beginning of period                                  137,082        167,236
                                                   ---------      ---------
End of period                                      $ 263,435      $ 199,200
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

      In the opinion of the management of the Company, the consolidated financial statements appearing herein contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for, and as of the end of, the periods indicated. These statements should be read in conjunction with the Company's December 31, 2002 consolidated financial statements and notes thereto. The results of operations for the first nine months of 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2.     Inventories

      The components of inventory are as follows:

                                       September 27,   December 31,
       (In thousands)                      2003           2002
                                       -----------    ------------

       Finished goods                  $    14,365    $    20,044
       Work-in-process                      43,660         38,560
       Raw materials                         5,914          7,949
                                       ------------   ------------
                                       $    63,939    $    66,553
                                       ============   ============

Note 3.     Contingencies

   As of September 27, 2003, the Company remained a party to two environmental proceedings. The first involves property that the Company vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to the Company and the current owner of the property. The Order alleged that the Company contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. The Company subsequently reached a settlement of this matter with the current owner of the property. The settlement provided that the current owner will indemnify the Company and its employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which the Company remains nominally subject.

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

   The Company is engaged in discussions with various parties regarding patent licensing and cross patent licensing issues. In addition, the Company has observed that in the current semiconductor industry business environment, companies have become more aggressive in asserting and defending patent claims against competitors. While the Company will continue to vigorously defend its intellectual property rights, the Company may become party to disputes regarding patent licensing and cross patent licensing. An unfavorable outcome regarding any of these matters could have a material adverse effect on the Company's business and operating results.

Note 4.     Comprehensive Income

   The following are the components of comprehensive income:


(In thousands)                                  Three Months Ended            Nine Months Ended
                                              Sept 27,      Sept 28,        Sept 27,       Sept 28,
                                                2003          2002            2003           2002
                                              --------      --------        --------       --------

Net income                                    $  9,610      $ 13,343        $ 28,874       $ 32,748

Other comprehensive income (loss):
Foreign currency translation adjustment              5            (6)             (6)           (33)
Pension liability adjustment                      --            --                 1           --
                                              --------      --------        --------       --------

Total other comprehensive income (loss)              5            (6)             (5)           (33)

Comprehensive income                          $  9,615      $ 13,337        $ 28,869       $ 32,715
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

Note 6.     Earnings Per Share

   Basic and diluted earnings per common share are computed by using weighted average common shares outstanding during the period. Due to the Company's simple capital structure, basic and diluted earnings per share are the same.

Note 7.  Accounting Pronouncements

    In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF 00-21 does not have a significant impact on the Company's consolidated financial statements.

    In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN 46 applies to existing entities for interim fiscal periods beginning after September 15, 2003. The Company is currently evaluating what impact, if any, adoption of FIN 46 will have on its consolidated financial position, consolidated results of operations, or liquidity.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Standard requires certain classes of financial instruments to be classified as liabilities by the issuer. The Company has not issued any such financial instruments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

   Net sales for the third quarter of 2003 were $97.4 million compared to $96.1 million for the third quarter of 2002. Net sales for the first nine months of 2003 were $283.4 million compared to $274.7 million for the first nine months of 2002. The Company's book-to-bill ratio for the third quarter of 2003 increased to 1.2, compared to 1.1 for the second quarter and .9 for the first quarter, reflecting a continuing recovery in bookings. In addition, the Company's backlog at the end of the third quarter was 31% greater than the backlog at the end of the second quarter, and was at its highest level since December 2000. These increases were likely a result of the approaching holiday season and the economic recovery from the SARS outbreak and indicate that the Company may achieve some sequential revenue growth in the fourth quarter of this year. During the third quarter, orders were strong from Electronic Manufacturing Services customers, but the majority of customers continue to request short-term delivery. Thus, long-term demand is still somewhat uncertain and visibility is short. The Company resumed customer visits to Asia during the third quarter and achieved its highest bookings in the region since the second quarter of 2000. The increase in product demand continues to be largely consumer-driven (i.e., cell phones and laptop and desktop computers), and the Company is still not seeing any significant recovery in the telecommunications infrastructure or corporate IT markets. The Company expects, however, to be ready to meet any future demand from these markets.

   Gross profit as a percentage of net sales in the third quarter and the first nine months of 2003 was 29% compared to 31% in the third quarter and first nine months of 2002. The lower gross margin for this year's third quarter reflected the effects of continuing price declines and changing product mix as the Company secured incremental business in the lower gross margin products during the second quarter and the early part of the third quarter. The Company's successful cost reduction programs helped to mitigate the impact of these factors. As demand has shown a sharp increase in the third quarter, price degradation should be reduced and the industry expects to see prices firming in the near future.

   Research and development expenses were $4.7 million for the third quarter of 2003 compared to $4.4 million for the third quarter of 2002, a 6% increase. Research and development expenses were $14.4 million for the first nine months of 2003 compared to $14.7 million for the first nine months of 2002, a 2% decrease. The slight decrease for the first nine months of 2003 was due to the Company's continued effort to implement cost control programs, however the Company has not reduced its funding for new technology developments and new product introductions. During the third quarter of 2003, the Company introduced 51 new products and secured 200 design wins. The Company continues to successfully contribute to the design community cost effective and high performance solutions for power management and conversion applications. The Company has also dedicated significant resources to its environmentally friendly lead-free conversion program and now offers over 240 devices in this product line. The Company believes that its focus on developing the best solutions for customers through innovation will continue to enhance its leadership in key markets. At the same time, the Company believes that its cost reduction programs and improving manufacturing efficiencies position it well to penetrate further into power management applications in the telecommunications, portable computer, consumer, industrial, and automotive markets.

   Selling, marketing, and administration expenses were $11.5 million for the third quarter of 2003 compared to $10.8 million in the third quarter of 2002. Selling, marketing, and administration expenses were $33.5 million for the first nine months of 2003 compared to $31.5 million for the first nine months of 2002. The Company's selling, marketing, and administration expenses as a percentage of net sales in the third quarter and the first nine months of 2003 were 12% compared to 11% for the third quarter and the first nine months of 2002. The increase in selling, marketing, and administration expenses in 2003 was largely due to increases in spending for directors' and officers' liability insurance, compliance with the Sarbanes-Oxley Act, and legal fees incurred in connection with the Company's efforts to maximize the benefits from its patent portfolio.

   Interest income for the third quarter of 2003 was $0.6 million compared to $0.8 million in the third quarter of 2002. Interest income for the first nine months of 2003 was $1.8 million compared to $2.3 million for the first nine months of 2002. The decrease in interest income in 2003 was due to lower interest rates as compared to 2002. All excess cash not immediately needed to fund the Company's operations is invested in money market funds.

   Other expense was $92,000 for the third quarter of 2003 compared to $1.4 million of other income for the third quarter of 2002. The other income in the third quarter of 2002 was due to the receipt of $1.4 million received from the Chinese government as an incentive for being a foreign partner in China.

   Income tax expense for the third quarter of 2003 was $2.7 million compared to $3.8 million for the third quarter of 2002. Income tax expense for the first nine months of 2003 was $8.1 million compared to $9.2 million for the first nine months of 2002. The Company's effective tax rate was 22.0% in the first nine months of 2003, the same as in the first nine months of 2002. The Company expects that the effective tax rate for 2003 will be 22.0%.

Liquidity and Capital Resources

   At September 27, 2003, the Company had $263.4 million in cash and cash equivalents, compared to $212.1 million in cash, cash equivalents and short-term note receivable from affiliate at December 31, 2002. The increase of $51.3 million was mainly due to cash generated from operations in the first nine months of 2003 and an increase in the payable balance to affiliates. The cash balance of $263.4 million as of September 27, 2003 was mostly invested in money market accounts outside the United States. The Company's cash and profits are expected to be reinvested indefinitely. Any repatriation of earnings and cash back to the United States would be deemed to be a dividend and would be subject to U.S. income taxes, state income taxes, and foreign withholding taxes.

   Net cash provided by operating activities was $65.1 million in the first nine months of 2003 compared to $43.8 million in the same period of 2002. The increase in net cash provided by operating activities for the first nine months of 2003 was primarily due to an increase in the payable balance to affiliates. Net affiliate payables as of September 27, 2003 increased by $14.7 million from December 31, 2002, mainly due to the timing of cash payments made to unconsolidated affiliates. Accounts payable as of September 27, 2003 decreased by $3.1 million from December 31, 2002, mainly due to the timing of payments to vendors. Accrued liabilities as of September 27, 2003 increased by $10.4 million from December 31, 2002, mainly due to the increase in accrued income taxes and management incentive programs.

   Net inventories as of September 27, 2003 decreased by $2.6 million from December 31, 2002. Raw materials as of September 27, 2003 decreased by $2.0 million from December 31, 2002, reflecting the Company's improved efficiency in management of raw material purchases. Work-in-process as of September 27, 2003 increased by $5.1 million from December 31, 2002. This increase was mainly in die bank inventory, which provides better service to customers due to their short order visibility. Finished goods inventory as of September 27, 2003 decreased by $5.7 million from December 31, 2002, mainly due to an increase in the Company's sales in the third quarter of 2003.

   Net cash provided by investing activities was $61.3 million in the first nine months of 2003 compared to $11.8 million used in investing activities in the same period of 2002. The receipt of $75 million from a related party promissory note primarily drove this increase. The Company spent $13.8 million on capital expenditures in the first nine months of 2003, primarily related to facility upgrades and machinery and equipment.

   For the next twelve months, management expects that cash flows from operations will be sufficient to meet the Company's normal operating requirements and to fund its research and development and capital expenditure plans.

SAFE HARBOR STATEMENT

   Statements contained herein that relate to the Company's future performance, including statements with respect to anticipated improvements in the Company's business and business climate, future product innovation and implementation of cost savings strategies, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the factors that could cause actual results to materially differ include: general business and economic conditions, particularly in the markets that the Company serves, cancellation of orders in the Company's backlog, difficulties in new product development, and other factors affecting the Company's operations, markets, products, services and prices that are set forth in the Company's December 31, 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. You are urged to refer to the Company's Form 10-K for a detailed discussion of these factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

      Not applicable.

Item 4.  Controls and Procedures.

   As of September 27, 2003, an evaluation was performed under the supervision of and with the participation of the Company's management, including the Company's CEO and Principal Accounting Officer (PAO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and PAO have concluded that the Company's disclosure controls and procedures were effective to ensure that all material information required to be disclosed by the Company in this quarterly report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      There have been no changes in the Company's internal control over financial reporting during the quarter ended September 27, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits:

            Exhibit 31.1 - Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Dr. King Owyang, Chief Executive Officer

            Exhibit 31.2 - Certification pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - William
            M. Clancy, Principal Accounting Officer

            Exhibit 32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Dr. King Owyang, Chief Executive Officer

            Exhibit 32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - William M. Clancy, Principal Accounting Officer

        (b) Reports on Form 8-K:

            On July 30, 2003, the Company filed a current report under Item 12 of Form 8-K announcing its earnings for its second fiscal quarter ended June 28, 2003.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SILICONIX INCORPORATED



Date: November 11, 2003                         By: /s/ King Owyang
                                                   ---------------------------
                                                   King Owyang
                                                   President and Chief
                                                   Executive Officer



                                                By: /s/ William M. Clancy
                                                   ---------------------------
                                                   William M. Clancy
                                                   Principal Accounting Officer