Form 10-K
period 2003-12-31
SILICONIX INC
filed 2004-03-15
CIK 90283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                                [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 2003

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes   X    No ____
                                        -----

    The aggregate market value of voting stock held by non-affiliates is $212,700,000, based upon the closing price for the registrant's common stock on June 27, 2003 ($36.40). There is no non-voting common stock.

    As of March 9, 2004, registrant had 29,879,040 shares of its common stock, $0.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Siliconix incorporated 2003 Annual Report to Stockholders are incorporated into Parts I, II, and IV.

2. Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in April 2004 pursuant to Section 14 of the Securities Exchange Act of 1934 in connection with the 2004 Annual Meeting of Stockholders of Siliconix incorporated are incorporated into Part III.

                                     PART I

Item 1. Business.

General

    Siliconix incorporated ("Siliconix") designs, markets, and manufactures power and analog semiconductor products. We focus on technologies and products for the communications, computer and automotive markets. Additionally, many of our products are used in instrumentation, industrial and consumer applications.

    Founded in 1962, Siliconix uses its advanced technology and applications expertise to develop value-added products for power management and conversion. These products serve two types of markets. The first type, represented by the communications and computer markets, features design cycles as short as a few months and product life cycles as short as six to twelve months, thus creating numerous new opportunities for us. The other type, represented by the automotive market, features long design cycles, sometimes as much as four or five years, and product life cycles as long or longer. Participation in both types of businesses helps us balance growth opportunities with research and development investments required to maintain technology leadership.

    Siliconix was a member of TEMIC Semiconductors, a division of the Daimler-Benz microelectronics consortium, for several years. On March 2, 1998, Daimler-Benz sold the Semiconductor Division of TEMIC, which included its interest in Siliconix, to Vishay Intertechnology, Inc. ("Vishay") of Malvern, Pennsylvania.

    Vishay owns an 80.4% interest in Siliconix. Vishay, a Fortune 1,000 company listed on the New York Stock Exchange, is one of the world's largest manufacturers of discrete semiconductors (diodes, rectifiers, transistors, optoelectronics, and selected ICs) and passive electronic components (resistors, capacitors, inductors, and transducers). Vishay's components can be found in products manufactured in a very broad range of industries worldwide. Vishay is headquartered in Malvern, Pennsylvania, and has plants in seventeen countries employing approximately 25,000 people.

    We maintain various agreements, transactions and relationships with Vishay. Our products are sold by the Vishay worldwide sales organizations. Effective from January 2001, Vishay Americas Inc., a wholly owned subsidiary of Vishay, assumed responsibility for collecting our accounts receivable for the North America Region. Other relationships with Vishay include administrative service sharing agreements, centralized payment services, a short-term loan agreement, and management fees for services provided by the Vishay corporate office. All agreements and relationships with Vishay are reviewed and approved by the Siliconix Board of Directors.

Products

    The power and analog semiconductor products produced by Siliconix can be divided into two general classes: discrete devices and integrated circuits
(ICs). Discrete devices are active components that generate, control, regulate and amplify or switch electronic signals or energy. They must be interconnected with passive components (resistors, capacitors, inductors, etc.) or other active components to create an electronic circuit. ICs consist of a number of active and passive components, interconnected on a single chip, that are intended to perform a specific function.

    Our discrete power MOSFETs (an acronym for "metal oxide semiconductor field effect transistor") and power ICs are designed for similar applications and can often be used together as chip sets with complementary performance characteristics optimized for a specific application.

    Power MOSFETs are our largest product line in terms of sales. In this product line, Siliconix has traditionally focused on low-voltage products that are prevalent in battery-operated products (e.g., cellular phone handsets and notebook computers) and in automotive systems. Siliconix has maintained technology leadership in low-voltage, surface-mount power MOSFETs through advances in both silicon technology and product packaging. Siliconix extended its product coverage to the medium voltage (250 V and below) spectrum mainly for fixed telecom (networking, routers, etc.) applications, where product performance is a very important feature.

    Advanced process technologies, such as our TrenchFET(R) technology, offer very high transistor cell density, very low on-resistance and optimized switching parameters for high frequency dc-to-dc power conversion.

    These process technologies have been coupled with innovative packaging techniques to create surface mount product families, such as LITTLE FOOT(R) power MOSFETs, that provide customers with size and performance benefits as well as manufacturing compatibility with digital ICs. Our new package innovation, PowerPAK(R) power MOSFETs, drastically improves thermal performance, giving a higher current capability than other package solutions for a given footprint. This leadless package with ultra thin height profile combined with bond wireless technology such as PowerConnect(TM) allows for desirable characteristics such as extreme low on-resistance, small size and better power dissipation. Other package innovations are focused on making the overall size of the device smaller, and include the introduction of LITTLE FOOT(R) power MOSFETs in SC-75A and SC-89 packages as well as chipscale MIRCO FOOT(R) power MOSFETs in which the plastic package is eliminated altogether. These product platforms provide competitive advantages to our customers by offering better performance and smaller form factors for new product development.

    Siliconix power ICs include power conversion, low-dropout regulator, power interface and motor control ICs. Our power conversion and interface ICs are based on low-voltage, mixed-signal silicon processes that offer customers higher frequencies without compromising efficiencies compared to competitive products. They are used in applications, such as cellular phone handsets, where an input voltage from a battery or other supply source must be converted to a level that is compatible with logic signals used by power amplifiers, base-band logic, DSPs, CPU I/O and other sub-circuits in the system. Our motor control ICs are used to control motion in data storage applications (e.g., optical and hard disk drives) and to control the speed of small motors in office equipment (e.g., printers and copy machines). In addition to these products, we offer a line of power conversion ICs for higher-power applications in the fixed telecom market.

    The balance of our product line includes discrete small-signal transistors and signal processing ICs (e.g., analog switches and multiplexers). Our small-signal transistors range from junction field-effect transistors (JFETs), which was Siliconix's original product line and even today remains critical for some applications, to newer transistor processes, such as our double-diffused metal oxide transistor (DMOS) processes, which offer performance advantages over competitors' products. The analog switch and multiplexer product family has long been used in instrumentation and industrial equipment that receives and/or outputs real-world analog signals. A recent application for this technology is in broadband communication devices such as xDSL modems.

Manufacturing

    Our manufacturing operations are strategically located to support customer-manufacturing locations, cultivate growth markets and access cost-effective labor markets. All of our manufacturing sites use Statistical Process Control methods of total quality control and have ISO 9000 certification. In addition, we have ISO 14001 certification for manufacturing sites in the United States, Germany, Taiwan, and China.

    We manufacture power products in a Siliconix-owned Class 1 six-inch wafer fabrication facility in Santa Clara, California. We subcontract wafer fabrication through an affiliate of Vishay in Itzehoe, Germany. A subcontractor in Japan manufactures our power products. The manufacturing of wafers for analog switches and multiplexers is done in Santa Clara and through an outsourcing arrangement with a foundry in Dresden, Germany. A subcontractor in Beijing, China manufactures small signal transistors. We use additional fabrication subcontractors in Taiwan and the United States for selected processes. Assembly and test facilities include a Siliconix-owned facility in Kaohsiung, Taiwan and a Siliconix-leased facility in Shanghai, China. Additionally, we subcontract assembly and testing through an affiliate of Vishay in Israel, as well as independent subcontractors in the Philippines, Taiwan, China, Thailand and Korea. Our manufacturing strategy is to be able to supply about 80% of the customer demand from the internal capacity, and to rely on foundries and subcontractors to meet the other 20% of the business. This strategy enables us to deal effectively with the fluctuating cycles of the semiconductor industry.

    The wafer fabrication that we subcontract through an affiliate of Vishay is pursuant to an agreement entered in 1996 with Fraunhofer Gesellschaft ("FHG"), an institute partially owned by the German government, for the use of the FHG wafer fabrication facility in Itzehoe, Germany until December 31, 2007. Our affiliate was acquired by Vishay concurrent with Vishay's acquisition of its 80.4% interest in Siliconix in 1998. Under this agreement, we are committed to pay for certain operating costs at the Itzehoe facility, regardless of the extent of actual manufacturing output, through the expiration of the agreement. In 1999, operating expenses at this location for which we were responsible under the agreement were approximately $25.0 million. Subsequently, through December 31, 2003, we have not been required to make any additional payment to support FHG's operating expenses.

    Subcontractor fees paid to independent foundries in 2003, 2002, and 2001 were $39.1 million, $35.6 million and $22.9 million. Subcontractor fees paid to independent subcontractors for assembly and testing in 2003, 2002, and 2001 were $16.0 million, $17.4 million, and $12.7 million, respectively. Subcontractor fees paid to Vishay related to the Itzehoe facility in 2003, 2002, and 2001 were approximately $28.7 million, $23.8 million, and $21.2 million, respectively. Subcontractor fees paid to Vishay related to assembly and testing in Israel in 2003, 2002, and 2001 were approximately $8.9 million, $5.0 million, and $5.1 million, respectively.

    Raw materials used by us include single-crystal silicon wafers, chemicals, gases, metal wire, ceramic, plastic and glass-to-metal packages. Although these materials are generally available from two or more sources, we experience difficulties in obtaining supplies of some raw materials from time to time. Accordingly, certain key materials are obtained from a limited group of suppliers, some of which are thinly capitalized independent companies. Difficulties obtaining raw materials in the future could adversely affect our operations.

    Government regulations impose various environmental controls on the discharge of certain chemicals and gases used in the manufacturing process. We believe that our activities substantially conform to present and anticipated regulations and are constantly upgrading our Santa Clara facility to ensure continued compliance with such regulations. For details on these matters, see
Item 3, Legal Proceedings. While we have experienced only limited effects on our operations from environmental regulations, there can be no assurance that changes in such regulations will not impose the need for additional capital investments or other requirements. In addition, it should be noted that local regulatory agencies are increasingly emphasizing the necessity for strict compliance with the local environmental, health, and safety regulations. Although we are taking reasonable steps to ensure compliance with such regulations, it is conceivable that the failure by us to comply with one or more of these regulations could have a material adverse effect on our financial condition or results of operations.

Customers and Marketing

    We sell our products primarily to original equipment manufacturers (OEMs), electronic manufacturing services (EMS) companies, which manufacture for OEMs on an outsourcing basis, and independent distributors that maintain large inventories of electronic components for resale to OEMs and EMSs.

    Since the acquisition by Vishay of a majority interest in Siliconix in 1998, our products have been sold by the Vishay worldwide sales organization. Commissions paid to Vishay affiliates were $18.1 million, $16.9 million, and $15.1 million in 2003, 2002, and 2001, respectively.

    The affiliated sales organizations are regionally based, functioning as undisclosed agents that earn a commission as a fixed percentage of sales and perform all sales-related activities. We market our products in different geographic areas as follows:

    North America: Sales are made by Vishay's North American sales force and the respective sales representative organizations. Sales representatives are compensated by commissions. Regional sales directors employed by Vishay coordinate these representatives and the North American sales force. Vishay's North American sales headquarters are located in Shelton, Connecticut. Regional sales offices are located in or near Chicago, Illinois; Tampa, Florida; Irving, Texas; Santa Clara, California; Orange County, California; Melville, New York; Juarez, Mexico; and Guadelajara, Mexico.

    Sales are made directly to original equipment manufacturers and through distributors at approximately 350 locations throughout the United States and Canada. Siliconix provides certain distributors with contracts to protect inventory against reductions in published prices and against product obsolescence.

    South America: Sales are made by Vishay's North American sales force and the respective sales representative organizations. Sales representatives are compensated by commissions. Regional sales directors employed by Vishay coordinate these representatives and the South American sales force. Vishay's South American sales office is located in Campinas, Brazil.

    Sales are made directly to original equipment manufacturers and through distributors. Siliconix provides certain distributors with contracts to protect inventory against reductions in published prices and against product obsolescence.

    Europe: Sales of our products in Europe are made by Vishay's European sales force and sales representative organizations. As in North America, sales are made directly to the original equipment manufacturers and through distributors, with approximately 125 locations. European distributors are provided with certain inventory obsolescence and price protections similar to those granted to United States distributors. Vishay's European headquarters are in Selb, Germany. Regional sales offices are in Heilbronn, Heide, and Selb, Germany; Sunderland and Bracknell, United Kingdom; Paris, Lyon, and Nice, France; Madrid, Spain; Stockholm, Sweden; Helsinki, Finland; Milan, Italy; Istanbul, Turkey; Warsaw, Poland; Moscow, Russia; Budapest, Hungary; Voecklabruck, Austria; and Eindhoven, Netherlands.

    Japan: Sales in Japan are made both by Vishay's Japan sales force and distributors. Sales representatives are compensated by commissions. Regional sales offices are located in Tokyo and Osaka.

    Asia-Pacific: Sales are made in Hong Kong, Korea, Taiwan, the People's Republic of China and in Southeast Asia by Vishay's Asia-Pacific sales force. Vishay's Asian headquarters are in Singapore. Regional sales offices are located in Singapore; Taipei, Taiwan; Beijing, Shanghai, Shenzen and Hong Kong, China; Seoul and Gumi, Korea; New Delhi, Pune and Bangalore, India; Penang, Malaysia; and Bangkok, Thailand.

    In the Asia-Pacific region, as in the United States, sales are made directly to original equipment manufacturers through field sales engineers. Sales are made directly to original equipment manufacturers and through distributors, which currently have approximately 75 locations in the region. The distributors are provided with certain inventory obsolescence and price protections similar to those granted to distributors in the United States.

    Sales in the rest of the world are made through sales representatives, stocking representatives and distributors.

    The following table shows net sales and the percentage of our net sales on a geographic basis for the periods indicated (dollars in thousands):
                             Years ended December 31

                        2003              2002             2001
                        ----              ----             ----

North America        $ 52,163    13%   $ 52,456    14%   $ 51,510     17%

Europe                 43,476    11%     42,388    11%     52,323     17%

Taiwan                 68,996    17%     74,582    20%     61,211     20%

Hong Kong              56,776    14%     52,358    14%     19,939      7%

Singapore              45,222    12%     44,972    12%     38,688     12%

South Korea            46,252    12%     36,341    10%     18,626      6%

Japan                  33,560     9%     39,282    10%     36,934     12%

Other Asia Pacific     42,923    11%     28,303     8%     25,134      8%

All Other               2,696     1%      2,262     1%      1,201      1%
                     --------  ----    --------  ----    --------   ----

                     $392,064   100%   $372,944   100%   $305,566    100%

Order Backlog

    As of December 31, 2003, the backlog of orders booked was $120.6 million. The backlog as of December 31, 2002 was $62.3 million. We include in the December 31, 2003 backlog only open orders that have been released by the customer for shipment in the calendar year 2004. Our customers encounter uncertain and changing demand for their products. They typically order products from us based on their forecasts. If demand falls below customers' forecasts, or if customers do not control their inventory effectively, they may cancel or reschedule the shipments that are included in our backlog, in many instances without the payment of any penalty. Therefore, the backlog is not necessarily indicative of the results to be expected for the following year.

Competition

      The semiconductor industry is highly competitive. Many of our competitors are larger companies with greater financial resources and limited dependency on semiconductor products as their sole source of sales and earnings. We have been able to compete effectively by being selective in our choice of products and markets, and by being a technology leader in those areas. Our main competitors include International Rectifier, Philips, N.V., ON Semiconductor, Rohm Corp., Motorola, Inc., and Fairchild Semiconductor Corp. There are many other companies that produce products in the markets in which we compete.

Research and Development

    Research and development activities are directed toward expanding our technology leadership. Our focus is on developing new products and technologies with particular attention to activities that improve the cycle time from new product development to product release. Total research and development expenditures were $19.5 million in 2003, $19.3 million in 2002, and $17.2 million in 2001. The increase in annual research and development expenditures since 2001 was due to our continuing commitment and effort to develop new products and technologies.

Patents and Licenses

    We have made a significant investment in securing intellectual property protection for our technology and products. We seek to protect our technology by, among other things, filing patent applications for technology considered important to the development of our business. We also rely upon trade secrets, unpatented know-how, continuing technological innovation and the aggressive pursuit of licensing opportunities to help develop and maintain our competitive position.

    As of December 31, 2003, Siliconix owned 201 U.S. patents, covering primarily semiconductor device structures, processes, and circuitry. Expiration dates for these patents range from 2005 to 2020. At December 31, 2003, there were also 27 U.S. patent applications pending. Foreign counterparts of certain of these applications have been filed, or may be filed at an appropriate time. We decide on a case-by-case basis whether, and in what countries, we will file counterparts of a United States patent application outside the United States.

    Our ability to compete effectively with other companies will depend, in part, on our ability to maintain the proprietary nature of our technology. Although we have been awarded, have filed applications for, or have been licensed under numerous patents in the United States and other countries, there can be no assurance concerning the degree of protection afforded by these patents or the likelihood that pending patents will be issued.

    We require all employees and most consultants and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the entity or individual during the course of the entity's or individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. All of our employees have entered into agreements providing for the assignment of rights to inventions made by them while employed by us.

Environment, Health and Safety

      We have adopted an Environmental Health and Safety Corporate Policy that commits us to achieve and maintain compliance with applicable environmental laws, to promote proper management of hazardous materials for the safety of our employees and the protection of the environment, and to minimize the hazardous materials generated in the course of our operations. This policy is implemented with accountability directly to the President and Chief Executive Officer. In addition, our manufacturing operations are subject to various federal, state and local laws restricting discharge of materials into the environment.

      We are not involved in any pending or threatened proceedings that would require curtailment of our operations. We continually expend funds to ensure that our facilities comply with applicable environmental regulations. In regard to all of our facilities, we have completed our undertaking to comply with environmental regulations relating to the elimination of chlorofluorocarbons
(CFCs) and ozone depleting substances (ODS) pursuant to the Clean Air Act amendments of 1990. We have completely eliminated the use of CFCs and ODS in our manufacturing processes, and all facilities are currently in compliance with the Clean Air Act.

      While we believe that we are in material compliance with applicable environmental laws, we cannot accurately predict future developments and do not necessarily have knowledge of past occurrences on sites that we currently occupy. More stringent environmental regulations may be enacted in the future, and we cannot determine the modifications, if any, in our operations that any such future regulations might require, or the cost of compliance with such regulations. Moreover, the risk of environmental liability and remediation costs is inherent in the nature of our business and, therefore, there can be no assurance that material environmental costs, including remediation costs, will not arise in the future.

      See also the environmental matters described in more detail in Item 3, Legal Proceedings.

Employees

    On December 31, 2003, we employed 1,731 people, of whom 585 were employed in the United States, 1,137 in East Asia, and 9 in Europe. Our future success is substantially dependent on our ability to attract and retain these highly qualified technical and administrative personnel.

    There are no collective bargaining agreements between us and our employees, and there have been no work stoppages due to labor difficulties. We consider our relations with our employees to be good.


Company Information and Website

    We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (the Exchange Act). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

    In addition, our company website can be found on the Internet at http://www.siliconix.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access http://www.siliconix.com, click on Siliconix financial info, and then SEC Filings.

    Any of the above documents can also be obtained in print by any shareholder who requests them from our Investor Relations Department at the following address:

                                    Siliconix incorporated
                                    2201 Laurelwood Road
                                    Santa Clara, CA 95054

Item 2. Properties.

    We own our principal manufacturing plant and general offices, which are located in four two-story buildings totaling 220,100 square feet on a 12-acre site in Santa Clara, California. Siliconix Limited, a subsidiary, currently occupies, under an agreement with Vishay UK Limited, approximately 2,000 square feet at Vishay's Bracknell, United Kingdom location, where our European headquarters are located. Siliconix (Taiwan) Limited, a subsidiary, owns a 50,000-square-foot portion of a building in the Nan-Tse Export Processing Zone, a suburb of Kaohsiung, Taiwan, which consists of manufacturing and general office space. Shanghai Simconix Co. Ltd., a joint venture between Siliconix and the Shanghai Institute of Metallurgy (the "SIM"), leases 85,000 square feet of manufacturing and general office space in Shanghai from the SIM.

Item 3. Legal Proceedings.

    As of December 31, 2003, we remained a party to two environmental proceedings. The first involves property that we vacated in 1972. In July 1989, the California Regional Water Quality Control Board ("RWQCB") issued Cleanup and Abatement Order No. 89-115 both to us and the current owner of the property. The Order alleged that we contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents. The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels. We subsequently reached a settlement of this matter with the current owner of the property. The settlement provided that the current owner will indemnify us and our employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which we remain nominally subject.

      The second proceeding involves our Santa Clara, California facility, which we have owned and occupied since 1969. In February 1989, the RWQCB issued Cleanup and Abatement Order No. 89-27 to us. The Order was based on the discovery of contamination of both the soil and the groundwater on the property by certain chemical solvents. The Order called for us to specify and implement interim remedial actions and to evaluate final remedial alternatives. The RWQCB issued a subsequent order requiring us to complete the decontamination. We have substantially complied with the RWQCB's orders.

    We are engaged in discussions with various parties regarding patent licensing and cross patent licensing issues. In addition, we have observed that in the current semiconductor industry business environment, companies have become more aggressive in asserting and defending patent claims against competitors. While we will continue to vigorously defend our intellectual property rights, we may become party to disputes regarding patent licensing and cross patent licensing. An unfavorable outcome regarding one of these intellectual property matters could have a material adverse effect on our business and operating results.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

Item 4A. Executive Officers of the Registrant

    The following sets forth the name, age, offices presently held, business experience, and principal occupation of our executive officers:

               Name              Office Presently Held
               ----              ---------------------

               King Owyang       President & Chief Executive Officer
               Nick Bacile       Executive Vice President

    Dr. Owyang, age 58, joined Siliconix in January 1988 as a divisional Vice President of Research and Development. He assumed additional responsibility for Corporate Reliability and Quality Assurance in April 1990. He became Vice President, Engineering in May 1990; Executive Vice President, Technology and Silicon Operations in April 1992; and President and Chief Executive Officer in March 1998. Dr. Owyang holds B.S. and Ph.D. degrees in Physics.

    Mr. Bacile, age 56, joined Siliconix in May 1999 as Senior Vice President of the Siliconix Standard Products Unit. He became Executive Vice President in September 2000. Prior to joining Siliconix, Mr. Bacile served as Vice President of Marketing for California Micro Devices Corporation, Milpitas, California, from July 1996 to April 1999. Mr. Bacile holds a Bachelor Degree in Electronics.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    As of March 9 2004, there were 545 holders of record of our common stock. Under Delaware law, we may pay dividends only from retained earnings or, if none, from net profits for the current or preceding fiscal year. We have paid no dividends since December 1980 in order to retain our earnings to fund future growth requirements. No change in such policy is anticipated in the near future.

    Siliconix incorporated common stock is traded on the NASDAQ Stock Market under the symbol SILI. Presented below are the highest and lowest "last trade" stock prices for the indicated fiscal quarters.

                          2003                                     2002
                     High        Low                          High        Low

4th Quarter      $   54.88   $  43.76        4th Quarter  $  30.00    $  17.89
3rd Quarter          53.79      36.00        3rd Quarter     28.59       16.61
2nd Quarter          36.40      23.80        2nd Quarter     35.80       26.90
1st Quarter          25.75      21.08        1st Quarter     32.09       25.89


Item 6. Selected Financial Data.

    The following selected historical information has been derived from the audited consolidated financial statements of the Company. The financial information as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 are derived from audited financial statements and are included elsewhere in this Form 10-K. The table should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.

(in thousands, except per share and employment data)


                                            2003            2002            2001            2000            1999
                                            ----            ----            ----            ----            ----

Net sales                                 $392,064        $372,944        $305,556        $473,145        $383,308

Operating income                          $ 49,008        $ 53,983        $ 14,712        $137,198        $ 92,206

Net income                                $ 39,361        $ 46,156        $ 15,095        $107,605        $ 66,117

Net income per share (basic and diluted)  $   1.32        $   1.54        $   0.51        $   3.60        $   2.21

Shares used to compute basic
  and diluted net income per share          29,879          29,879          29,879          29,879          29,879

Total assets                              $601,170        $519,022        $475,798        $503,901        $346,678

Capital expenditures                      $ 28,984        $ 22,443        $ 29,462        $ 67,905        $ 33,835

Year-end worldwide employment                1,731           1,735           1,631           1,893           1,752

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Siliconix incorporated is engaged in designing, manufacturing, and marketing power and analog semiconductor products. We are a leading manufacturer of power MOSFETs, power ICs, and analog signal processing devices for computers, cellular phones, fixed communication networks, automobiles and other electronic systems. Power MOSFETs are low-voltage, surface-mount products primarily used in the communication, computer, and automotive markets, as well as other industrial and consumer applications. Power ICs are integrated circuits used in communication and data storage applications. The signal processing products are a wide array of commodity products such as analog switches, low power MOSFETs, and JFETs used in the industrial and consumer markets.

We manufacture power products in a Siliconix-owned Class 1 six-inch wafer fabrication facility in Santa Clara, California. We subcontract wafer fabrication through an affiliate of Vishay in Itzehoe, Germany. A subcontractor in Japan manufactures our power products. The manufacturing of wafers for analog switches and multiplexers is done in Santa Clara and through an outsourcing arrangement with a foundry in Dresden, Germany. A subcontractor in Beijing, China manufactures small signal transistors. We use additional fabrication subcontractors in Taiwan and the United States for selected processes. Assembly and test facilities include a Siliconix-owned facility in Kaohsiung, Taiwan and a Siliconix-leased facility in Shanghai, China. Additionally, we subcontract assembly and testing through an affiliate of Vishay in Israel, as well as independent subcontractors in the Philippines, Taiwan, China, Thailand and Korea.

Vishay Intertechnology, Inc. ("Vishay") owns an 80.4% interest in Siliconix. Vishay, a Fortune 1,000 company listed on the New York Stock Exchange, is one of the world's largest manufacturers of discrete semiconductors (diodes, rectifiers, transistors, optoelectronics, and selected ICs) and passive electronic components (resistors, capacitors, inductors, and transducers). Vishay's components can be found in products manufactured in a very broad range of industries worldwide. Vishay is headquartered in Malvern, Pennsylvania, and has plants in seventeen countries employing approximately 25,000 people.

We maintain various agreements, transactions and relationships with Vishay. Our products are sold by the Vishay worldwide sales organizations. Effective from January 2001, Vishay Americas Inc., a wholly owned subsidiary of Vishay, assumed responsibility for collecting our accounts receivable for the North America Region. Other relationships with Vishay include administrative service sharing agreements, centralized payment services, a short-term loan agreement, and management fees for services provided by the Vishay corporate office. All agreements and relationships with Vishay are reviewed and approved by the Siliconix Board of Directors.

Net income for the year ended December 31, 2003 was $39.4 million, or $1.32 per share, a decrease of 15% from the $46.2 million, or $1.54 per share, achieved in 2002. Net sales in 2003 were $392.1 million, a 5% increase from net sales of $372.9 million in 2002. Business growth became more sustainable in the second half of 2003, and we reached our maximum production level in the third quarter. We have been expanding our in house manufacturing capacity and plan to more than double our capital expenditures in 2004. To satisfy the additional customer demand and the short lead time requests, we substantially increased our activities with subcontractors in 2003. The gross margin was impacted as a result of these short term actions as we positioned ourselves for continued growth in 2004. For 2003, the gross margin was 29%, compared to 31% for 2002, as cost reductions and materials savings in 2003 could not fully compensate for price declines and additional subcontracting expenses.

Financial Metrics

We analyze several financial measures and metrics to evaluate the performance and predict the future direction of our business. These key financial measures and metrics include sales, backlog, and book-to-bill ratio. We also evaluate changes in average selling prices, as compared to the corresponding quarter of the prior year and the sequentially preceding quarter.

End-of-period backlog is one indicator of future sales. Our backlog at December 31, 2003 was at its highest level since the fourth quarter of 2000. However, if demand falls below customers' forecasts, or if customers do not control their inventory effectively, they may cancel or reschedule the shipments that are included in our backlog, in many instances without the payment of any penalty. Therefore, the backlog is not necessarily indicative of the results to be expected for the following year.

Another important indicator of demand in our industry is the book-to-bill ratio, which is the ratio of the amount of product ordered during a period as compared with the product that we ship during that period. A book-to-bill ratio that is greater than one indicates that our orders are building and that we are likely to see increasing revenues in future periods. Conversely, a book-to-bill ratio that is less than one is an indicator of declining demand and may foretell declining sales.

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows sales, the end-of-period backlog and the book-to-bill ratio for our business during the five quarters beginning with the fourth quarter of 2002 and through the fourth quarter of 2003.


                        4th Quarter     1st Quarter       2nd Quarter      3rd Quarter     4th Quarter
                        -----------     ------------      -----------      ------------    -----------
                            2002            2003             2003             2003             2003
                            ----            -----            ----             ----             ----

    Sales              $ 98,258,000     $ 97,826,000     $ 88,208,000     $ 97,411,000     $108,619,000

End-of-Period
   Backlog             $ 62,300,000     $ 57,000,000     $ 64,600,000     $ 84,700,000     $120,600,000

Book-to-Bill Ratio          0.9              0.9              1.1              1.2              1.3


Management believes that these trends are an encouraging indication of broad-based demand into 2004, which encompasses all of our major markets and all geographic areas.

The increased product demand has created longer lead times for manufacturing, but customers continue to request short-term delivery. Most of our product lines are at full capacity utilization. We are taking the necessary steps to increase our capacity to accommodate the increased demand. Our manufacturing strategy is to be able to supply about 80% of the customer demand from the internal capacity, and to rely on foundries and subcontractors to meet the other 20% of the business. This strategy enables us to deal effectively with the fluctuating cycles of the semiconductor industry.

Pricing in our industry is volatile. During 2003, we realized significant price declines, particularly in the first half of the year. Prices stabilized in the second half of the year. We expect relatively stable pricing trends to continue into 2004.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements. We identify here a number of policies that entail significant judgments or estimates.

Revenue recognition

We recognize revenue on product sales during the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable. We have agreements with distributors that historically provided limited rights of product return. Beginning in 2002, we modified these arrangements to allow distributors a limited credit for unsaleable products, which we term a "scrap allowance." Consistent with industry practice, we also have a "stock, ship and debit" program whereby we consider, and grant in our discretion, requests by distributors for credits on previously purchased products that remain in distributors' inventory, to enable the distributors to offer more competitive pricing. In addition, we have contractual arrangements whereby we provide distributors with protection against price reductions initiated by us after product is sold by us to the distributor and prior to resale by the distributor.

We record end of period accruals for each of the programs based upon our estimate of future credits under the programs that will be attributable to sales recorded through the end of the period. We make our estimates based upon sales levels to our distributors during the period, inventory levels at the distributors, current and projected market trends and conditions, recent and historical activity under the programs, open requests for credits under the programs and recent changes in program policies. We determine reductions of revenue attributable to each of the programs during any period by computing the change in the accruals from the prior period and adding the credits actually given to distributors during the period under the programs. These procedures require the exercise of significant judgments, but we believe they enable us to estimate reasonably future credits for returns and price adjustments.

Accounts Receivable

Our receivables represent a significant portion of our current assets. We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that will prove uncollectible. We base these allowances on our historical collection experience, the length of time our receivables are outstanding, the financial circumstances of individual customers, and general business and economic conditions. We also must estimate product returns, scrap allowances, "stock, ship and debit" credits and price protection credits which our distributors may claim. As discussed above, we establish allowances against accounts receivable for amounts which we will credit to our distributors based on these incentive programs.

Inventories

We value our inventories at the lower of cost or market, with cost determined under the first-in first-out method and market based upon our estimates of net realizable value. Our valuation of inventories also requires us to estimate the amounts of current inventory that will be sold. These estimates are dependent on management's assessment of current and expected orders from our customers.

Impairment of Long-Lived Assets

We evaluate impairment of our long-lived assets, other than goodwill, to be held and used when events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the projected cash flows from the asset discounted at a rate commensurate with the risk involved. Losses on long-lived assets held for sale, other than goodwill, are determined in a similar manner, except that fair market values are reduced for disposal costs.

Results of Operations

Year ended December 31, 2003 compared to Year ended December 31, 2002

Net Sales

Net sales for 2003 were $392.1 million compared to $372.9 million for 2002. This 5% increase is attributable to a volume improvement of 17% versus 2002, offset by decreases in prices. Pricing pressure was particularly prevalent in the first half of the year. The outbreak of SARS in Asia was also a significant factor in the decrease of net sales for the first half of 2003, as our sales into Asia comprise approximately 75% of our total sales. We experienced a rebound in the second half of the year, with volumes strong across all product lines. The business recovery came primarily from Asia, and was particularly driven by demand for computer components and by distributors restocking inventories. With the favorable shift in the economic and business environments, prices stabilized in the second half of the year.

We deduct, from the sales that we record to distributors, allowances for future credits that we expect to provide for returns, scrapped product and price adjustments under various programs made available to the distributors. We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods. We estimate the deductions based on sales levels during the period, inventory at our distributors, general business, economic, competitive and pricing conditions, and the terms of and our experience with the various incentive programs. We recorded deductions from gross sales under our distributor incentive programs of $42.4 million and $32.3 million for the years ended December 31, 2003 and 2002, respectively. Actual credits issued under the programs for the years ended December 31, 2003 and 2002, were approximately $39.9 million and $32.5 million, respectively. The increase in incentive program activity since 2001 is attributable primarily to the adverse business climate that developed following 2000 and the resulting pricing pressures affecting our distributors and the semiconductor industry generally.

Gross Profit

Gross profit as a percentage of net sales in 2003 was 29% compared to 31% in 2002. The lower gross margin for 2003 reflected the effects of price declines and changing product mix as we secured incremental business in the lower gross margin commodity products. Additionally, to respond to the demand increase in 2003 and to protect customer satisfaction we substantially increased our engagement with subcontractors to satisfy the short lead time requests. Subcontractor fees paid to independent foundries in 2003 and 2002 were $39.1 million and $35.6 million, respectively. Subcontractor fees paid to independent subcontractors for assembly and testing in 2003 and 2002 were $16.0 million and $17.4 million, respectively. Subcontractor fees paid to Vishay in 2003 and 2002 were approximately $37.6 million and $28.8 million, respectively. We concurrently are investing in expanding our in-house capabilities. Our successful cost reduction programs helped to mitigate the impact of these factors. As demand has shown a sharp increase in the second half of the year, price degradation should be reduced and prices should remain relatively firm in the near future.

Research and Development

Research and development expenses were $19.5 million in 2003 compared to $19.3 million in 2002. We continued our funding for new technology developments and new product introductions. During the 2003, we introduced 223 new products and secured 1,049 design wins worldwide. We have not reduced our funding for new technology developments and new product introductions, though we have realized cost savings in other aspects of our research and development programs. We have dedicated significant resources to our environmentally friendly lead-free conversion program and now offer over 1,300 devices in this product line. We believe that our focus on developing the best solutions for customers through innovation will continue to enhance our leadership in key markets.

Selling, Marketing, and Administration

Selling, marketing, and administration expenses were $46.0 million in 2003 compared to $41.9 million in 2002. Our selling, marketing, and administration expenses as a percentage of net sales in 2003 were 11.7% compared to 11.2% for 2002. The increase in selling, marketing, and administration expenses in 2003 was largely due to increases in spending for directors' and officers' liability insurance, and legal fees incurred in connection with our efforts to maximize the benefits from our patent portfolio.

Interest Income

Interest income in 2003 was $2.4 million compared to $3.0 million in the 2002. The decrease in interest income in 2003 was due to lower interest rates as compared to 2002. All excess cash not immediately needed to fund our operations is invested in money market funds.

Other Expense (Income)

Other expense was $0.7 million in 2003 compared to other income of $2.4 million in 2002. Other income in 2002 includes $1.4 million received from the Chinese government as an incentive for being a foreign partner in China.

Income Tax Expense

Income tax expense in 2003 was $11.1 million compared to $13.0 million in 2002. Our effective tax rate was 21.9% in 2003, the same as in 2002.

Year ended December 31, 2002 compared to Year ended December 31, 2001

Net Sales

Net sales for 2002 were $372.9 million compared to $305.6 million in 2001. A significant factor in the increase of 22% from the prior year was a shift from single-function cellular phones to feature-rich phones with multiple functions (i.e. digital camera, internet, email, etc.). This trend works to our advantage, as more of our components are required for these more complex telephones. The improvement in market conditions, which began in the fourth quarter of 2001 and continued into the second quarter of 2002, slowed in the third and fourth quarter of 2002. During 2002, increase in demand contributed to our sales growth; however, we continued to experience a reduction in the average selling price from 2001 caused by the slow economy. The allowances for price adjustments, returned parts and distributor adjustments as a percentage of net sales were 4% and 5% in 2002 and 2001, respectively. Distributors utilized their maximum scrap allowance during 2002.

Gross Profit

Gross profit as a percentage of net sales was 31% in 2002 compared to 25% in 2001. An improved product mix, continuing cost reduction programs and more efficient capacity utilization mitigated ongoing pricing pressures. During 2002, our capacity utilization improved considerably compared to 2001. In an effort to improve our operating results, we have focused aggressively on the development of new products that tend to have higher margins. The sales of products with above average margins increased by 67% in 2002 compared to 2001.

Research and Development

Research and development expenses were $19.3 million in 2002 as compared to $17.2 million in 2001, a 12% increase as a result of our effort and focus on developing new products and technologies. Our research and development expenditures as a percentage of net sales were 5% and 6% in 2002 and 2001, respectively. The decrease in research and development expenses in 2002 as a percentage of net sales reflected our continuing efforts to balance our plans for new product introductions against the need to reduce overhead in the current challenging business environment. We believe that it is critical to continue making investments in research and development to ensure the availability of innovative technology that meets both current and future requirements of our customers. New product introductions remain critical to our success. We introduced 127 new products in 2002.

Selling, Marketing, and Administration

Selling, marketing and administration expenses were $41.9 million in 2002 compared to $42.8 million in 2001. Our selling, marketing and administration expenses as a percentage of net sales were 11% and 14% in 2002 and 2001, respectively. The decrease of selling, marketing and administration expenses in 2002 compared to 2001 was primarily due to our cost control programs.

Amortization of Goodwill

Amortization of goodwill in 2002 and 2001 was $0 and $458,000, respectively. We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" in January 2002. Accordingly, goodwill is deemed to have an indefinite life is no longer amortized but subject to an annual impairment test. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over 20 years. As of December 31, 2001, accumulated goodwill amortization was $1.7 million and the net book value of goodwill was $7.4 million. As a result of not amortizing goodwill in 2002, operating income increased by $458,000. During 2002, we performed an impairment test of the goodwill and determined no impairment related to goodwill.

Interest Income

Interest income for the year 2002 was $3.0 million as compared to $5.8 million in 2001. The decrease of interest income in 2002 compared to 2001 was primarily due to lower interest rates. The average interest rate earned by us declined to 1.6% in 2002 as compared to 4.6% in 2001. During December 2002, we invested $75 million of excess cash with Vishay to provide us with short-term interest income at a higher interest rate. The investment with Vishay had an interest rate of 3.025% and was callable by us at any time. This rate compared favorably to other investment vehicles that offered similar terms and conditions. All other excess cash not immediately needed to fund our operations is invested in money market funds. On January 2, 2003, Vishay repaid the $75 million to us.

Other Expense (Income)

Other expense (income) was $2.4 million of income for the year ended December 31, 2002 compared to $0.5 million of expense in 2001. The increase in other income in 2002 as compared to 2001 was primarily due to foreign exchange gains on our assets denominated in European and Asian currencies. We received $1.4 million and $0.8 million in 2002 and 2001, respectively, from the Chinese government as an incentive for being a foreign partner in China through Simconix, our 95% owned subsidiary.

Income Tax Expense

Income tax expense for the year ended December 31, 2002 was $13.0 million as compared to $4.8 million in 2001, primarily due to the increase in earnings before tax. The effective tax rate for the year ended December 31, 2002 was 21.9% as compared to 23.7% for the year ended December 31, 2001. The reduced tax rate for 2002 was primarily due to a reduction in interest income that was subject to tax at a higher rate.

Financial Condition, Liquidity, and Capital Resources

As of December 31, 2003, we had $279.5 million in cash and cash equivalents, compared to $212.1 million in cash, cash equivalents and short-term note receivable from affiliate as of December 31, 2002. The increase was primarily due to cash generated from operations and an increase in the payable balance to affiliates. Approximately $278.5 million of the cash balance as of December 31, 2003 was mostly invested in foreign money market accounts. Our cash and profits generated by foreign subsidiaries are expected to be reinvested indefinitely. Any repatriation of earnings and cash back to the United States would be deemed to be a dividend and would be subject to U.S. income taxes, state income taxes, and foreign withholding taxes.

Our financial condition at December 31, 2003, continues to be strong, with a current ratio (current assets to current liabilities) of 4.3 to 1, compared with a ratio of 5.4 to 1 at December 31, 2002. The current ratio has declined since the prior year due primarily to timing-related increases in accounts payable both to third parties and to affiliates. Our ratio of liabilities to total assets was 0.29 to 1 at December 31, 2003, compared to a ratio of 0.26 to 1 at December 31, 2002.

Net cash provided by operating activities was $94.4 million in 2003, as compared to $67.3 million in 2002. The increase in net cash provided by operating activities in 2003 was due primarily to timing-related increases in accounts payable both to third parties and to affiliates. Net affiliate payables as of December 31, 2003 increased $7.1 million from December 31, 2002, mainly due to the timing of cash payments made to unconsolidated affiliates. Accounts payable as of December 31, 2003 increased $10.5 million from December 31, 2002, which includes approximately $2.0 million related to capital expenditures, mainly due to the timing of payments to vendors.

Cash provided by investing activities was $48.0 million in 2003, compared to cash used in investing activities of $97.4 million in 2002. Cash flows related to investing activities are impacted by our short-term loan agreement with Vishay under which, we may, from time to time, advance money to Vishay. All notes under this loan agreement are callable by us at any time. Interest income related to these loans is included in cash flows from operating activities. For the year ended December 31, 2002, we had a net outflow of $75 million for short-term investments pursuant to this agreement. For the year ended December 31, 2003, we had a net inflow of $75 million for short-term investments pursuant to this agreement. Since July 1, 2003, there have been no amounts outstanding related to this agreement. Purchases of property, plant, and equipment were approximately $29.0 million in 2003, of which $2.0 million is included in accounts payable at December 31, 2003 and is thus excluded from the statement of cash flows. We continue to invest in expanding our in-house manufacturing capabilities to meet increasing demand.

For the next twelve months, management expects that cash flows from operations will be sufficient to meet our normal operating requirements and to fund our research and development and capital expenditure plans.

Contractual Commitments

As of December 31, 2003, we had contractual obligations in the form of non-cancelable operating leases. These are described in further detail in Note 7
- Leases and Commitments.


                             Payments Due by Period
                             ----------------------

                                               Less than   1 - 3     4 - 5    After 5
                                       Total    1 year     years     years     years
(In thousands)
Operating Leases                      $2,434    $1,108     $1,236     $39      $51
                                      -----------------------------------------------
Total contractual cash obligations    $2,434    $1,108     $1,236     $39      $51
                                      ===============================================

In 1996, in order to secure additional manufacturing capacity, we, through an affiliate, entered into an agreement with Fraunhofer Gesellschaft ("FHG"), an institute partially owned by the German government, for the use of the FHG wafer fabrication facility in Itzehoe, Germany until December 31, 2007. This affiliate was acquired by Vishay concurrent with Vishay's acquisition of its 80.4% interest in Siliconix in 1998. Under this agreement, we are committed to pay for certain operating costs at the Itzehoe facility, regardless of the extent of actual manufacturing output, through the expiration of the agreement. In 1999, operating expenses at this location for which we were responsible under the agreement were approximately $25.0 million. Subsequently, through December 31, 2003, we have not been required to make any additional payment to support FHG's operating expenses.

On December 31, 2003, we announced the signing of a memorandum of understanding with Tower Semiconductor for a long-term manufacturing and supply arrangement between the parties. Pursuant to the terms of the memorandum of understanding, we plan to place with Tower orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower's Fab 1 over a seven to ten year period, of which approximately $53 million would be guaranteed and would be delivered over the three year period starting at the first anniversary of the definitive agreement. We plan to advance to Tower $20 million to be used for the purchase of additional equipment required to satisfy Siliconix's orders, which would be credited towards the purchase price of the wafers. The transaction is subject to the approval of both companies' boards of directors, Tower's lending bank and the Israeli investment center and to the negotiation of definitive documentation. While there can be no assurances that a definitive agreement will be reached, we expect a definitive agreement to be signed during the first half of 2004. If a definitive agreement is not reached, we will have no commitments related to this memorandum of understanding.

We do not have any long-term debt, nor do we guarantee any of Vishay's debt. Through December 31, 2003, we have not been a party to any of Vishay's debt.

Foreign Currency Forward Exchange Contracts

As of December 31, 2003 and 2002, there were no outstanding foreign currency forward exchange contracts.

Inflation

Normally, inflation does not have a significant impact on our operations as our products are not generally sold on long-term contracts. Consequently, we can adjust our selling prices, to the extent permitted by competition, to reflect cost increases caused by inflation.

Related Party Transactions

We maintain various agreements, transactions and relationships with Vishay. All agreements and relationships with Vishay are reviewed and approved by the Siliconix Board of Directors.

Sales organizations

Our products are sold by the Vishay worldwide sales organizations that operate as three regionally-based legal entities. The three regions consist of North America, Europe, and Asia. The aim of the Vishay sales structure is to unify the activities of the member companies, provide efficiencies by eliminating the duplications of many functions, and bring greater value to end customers by allowing them to deal with one entity for their active and passive electronic component purchasing needs. Vishay sales organizations function as our undisclosed agents, through commission arrangements at a fixed percentage of sales made in each region for all sales related functions; however, the ownership of all sales, receivable, inventory, and risk of loss remains with Siliconix, with the exception of the North America region.

Effective from January 2001, Vishay Americas Inc., a wholly owned subsidiary of Vishay, assumed responsibility for collecting our accounts receivable for the North America region. Accounts receivable ownership for the North America region sales is transferred to Vishay Americas Inc. at the gross amount as soon as sales invoices are generated. Vishay Americas Inc. is compensated for accounts receivable collection, credit risk analysis, bad debt exposure, and selling expenses through a commission arrangement at a fixed percentage of sales. Accounts receivable transferred to Vishay Americas Inc. were $53.7 million and $50.3 million in 2003 and 2002, respectively. Commissions paid to Vishay affiliates for North America, Europe, and Asia Pacific sales and related activities were $18.1 million, $16.9 million, and $15.1 million in 2003, 2002, and 2001, respectively. These commission amounts, averaging less than 5% of sales, are included in selling, marketing, and administrative expenses in the consolidated statements of income. Increases in commissions paid to Vishay are attributable to increased sales, and in 2003, an increase of 1% in the rate paid related to sales and related activities for the North America region.

Subcontract manufacturing

In 1996, in order to secure additional manufacturing capacity, we, through an affiliate, entered into an agreement with Fraunhofer Gesellschaft ("FHG"), an institute partially owned by the German government, for the use of the FHG wafer fabrication facility in Itzehoe, Germany until December 31, 2007. This affiliate was acquired by Vishay concurrent with Vishay's acquisition of its 80.4% interest in Siliconix in 1998. During 2003, 2002, and 2001, FHG provided wafer fabrication subcontract services to us. Subcontractor fees were $28.7 million, $23.8 million, and $21.2 million, respectively. Subcontractor fees are included in cost of sales in the consolidated statements of income. The increase in these subcontractor fees between 2002 and 2003 is attributable to costs incurred to meet the high demand experienced for our products, particularly in the second half of the year. According to the agreement entered into in 1996 by us, through an affiliate, we agreed to pay for certain operating costs at the FHG facility, regardless of the extent of actual manufacturing output, until December 31, 2007. For the years ended December 31, 2003, 2002, and 2001, we have not been required to make and have not made any payment to support FHG's operating expenses.

Beginning in 2001, a wholly owned subsidiary of Vishay in Israel was engaged to provide assembly and testing subcontract services for us. Subcontractor fees paid were $8.9 million in 2003, $5.0 million in 2002, and $5.1 million in 2001. Subcontractor fees are included in cost of sales in the consolidated statements of income. The increase in these subcontractor fees between 2002 and 2003 is attributable to costs incurred to meet the high demand experienced for our products, particularly in the second half of the year.

Administrative service sharing agreements

We have certain service sharing agreements with Vishay and certain of its affiliates. Administrative expenses primarily relate to personnel, insurance, logistics, other overhead functions, corporate IT support, and network communications support are shared and then allocated to the appropriate party on a periodic basis. During 2003, 2002, and 2001 related parties reimbursed Siliconix $5.4 million, $6.2 million, and $6.0 million, respectively, for administrative expenses incurred by Siliconix on their behalf. During the same periods, Siliconix reimbursed related parties $15.8 million, $8.0 million, and $5.3 million, respectively, for administrative expenses incurred by related parties on our behalf. These administrative reimbursements and payments are included in selling, marketing, and administrative expenses in the consolidated statements of income. These reimbursements in 2003 include increases in various costs, particularly insurance, and, to a lesser extent, procurement and marketing.

Centralized payment services

Vishay maintains a centralized payment system for Asian accounts payable. In 2003, Vishay created a centralized payment system for U.S. accounts payable and U.S. payroll. We reimburse actual amounts paid by Vishay. Amounts reimbursed by Siliconix were $112.4 million and $108.6 million for Asian accounts payable in 2003 and 2002. Amounts reimbursed by Siliconix were $109.8 million for U.S. accounts payable and $59.4 million for U.S. payroll in 2003. Additionally, in 2003, Siliconix reimbursed $4.4 million of third-party warehouse costs paid by Vishay on our behalf. In prior years, these amounts were billed directly to Siliconix by the third-party warehouse.

Management fees

We pay management fees to Vishay, primarily related to services provided by the Vishay corporate office, including accounting matters for all SEC filings, investor relations, tax services, cash management, legal services, and the handling of insurance coverage on a global basis. Management fees paid by Siliconix to Vishay were $1.9 million, $1.8 million, and $2.3 million during 2003, 2002, and 2001 respectively.

Sales to affiliates of Vishay

Product sales to Vishay and its affiliates were $0.1 million, $0.1 million and $0.2 million during 2003, 2002, and 2001, respectively. These amounts are included in net sales in the consolidated statements of income.

Notes receivable

We have a short-term loan agreement with Vishay under which we may, from time to time, advance money to Vishay. All notes under this loan agreement are callable by Siliconix at any time. Interest income related to promissory notes was $90,000, $25,000, and $0 during 2003, 2002, and 2001, respectively. These amounts are included in interest income in the consolidated statements of income. In December 2002, we received a related party promissory note under the loan agreement for $75 million, which was callable by us at any time and bore an interest rate of 3.025%. As of December 31, 2002, the entire related-party promissory note was outstanding. This promissory note was fully repaid on January 2, 2003.

In March 2003, we received a related party promissory note under the loan agreement for $70 million, which was callable by us at any time and bore an interest rate of 3.0%. This promissory note was fully repaid on April 2, 2003. In June 2003, we received a related party promissory note under the loan agreement for $70 million, which was callable by us at any time and bore an interest rate of 2.75%. This promissory note was fully repaid on July 1, 2003. There have been no related party promissory notes outstanding since July 1, 2003.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our consolidated financial statements.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In addition to other technical provisions, this statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of tax. The provisions of SFAS No. 145 were adopted on January 1, 2003, and did not have a material impact on our consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 were adopted for exit or disposal activities initiated after December 31, 2002. There were no such activities initiated during the year ended December 31, 2003.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The future impact will depend upon whether Siliconix enters into or modifies any material guarantee arrangements. The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December
2003), Consolidation of Variable Interest Entities ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities ("SPEs") created prior to February 1, 2003: We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003: We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003: The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on our financial position, results of operations, or liquidity. We do not expect the adoption of FIN 46-R provisions applicable to Non-SPEs created prior to February 1, 2003, to have a material impact on our financial position, results of operations or liquidity.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30. The guidance is to be applied prospectively. The adoption of this standard did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The standard specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. We have not issued any such financial instruments.

Safe Harbor Statement

      From time to time, information provided by us, including but not limited to statements in this report, or other statements made by or on our behalf, may contain "forward-looking" information within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from those anticipated. Set forth below are important factors that could cause our results, performance or achievements to differ materially from those in any forward-looking statements made by us or on our behalf.

    Majority Shareholder

    Vishay owns an 80.4% interest in Siliconix. We maintain various agreements, transactions and relationships with Vishay. While management believes that these agreements, transactions and relationships provide administrative and operating efficiencies, the existence of these arrangements limits our autonomy.

    Technological Change and Competition

    The markets for our products and technologies are characterized by rapidly changing technology, frequent new product introductions, and declining average selling prices over product life cycles. Our future success is highly dependent upon the timely completion and introduction of new products and technologies at competitive prices and performance levels, and upon having those products selected for design into products of leading manufacturers. In addition, we must respond to competitors in our markets. If we are not able to make timely introduction of new products and technologies, or to respond effectively to competition, our business and operating results could be adversely affected.

    Variable Demand

    The semiconductor industry has historically been highly cyclical and has been subject to significant downturns characterized by diminished product demand. A material portion of our revenues has recently been derived from the worldwide communication and computer markets. These markets have historically been somewhat volatile, as demand for the end products in these markets has varied widely from time to time. If demand for these end products should decrease significantly, the producers thereof could reduce their purchase of our products that in turn could have a materially adverse effect on our consolidated financial position and results of operations. Conversely, during periods of a rising economy, we may experience intense demand for our products. During such periods, we may have difficulty expanding our manufacturing to satisfy demand. Factors which could limit such expansion include delays in procurement of manufacturing equipment, shortages of skilled personnel and capacity constraints at our facilities. If we are unable to meet our customers' requirements and our competitors sufficiently expand production, we could lose customers and/or market share. This loss could have an adverse effect on our financial condition and results of operations.

    Political and Economic Considerations

    In recent years, a large and increasing portion of our net sales, operating profits, manufacturing production, and growth has come from our international operations. As a result, our business activities and financial results could be significantly affected by the policies of foreign governments and prevailing political, social, and economic conditions.

    Dependence on Key Suppliers

    We use numerous suppliers to supply raw materials for the manufacture and support of our products. Although we make reasonable efforts to ensure that materials are available from multiple suppliers, this is not always possible. Accordingly, certain key materials are obtained from a single supplier or a limited group of suppliers. These suppliers are, in some cases, thinly capitalized, independent companies that generate significant portions of their business from us and/or a small group of other companies in the semiconductor industry. We have sought and will continue to seek to minimize the risk of production and service interruptions and/or shortages of key materials by: 1) selecting and qualifying alternative suppliers for key materials; 2) monitoring the financial stability of key suppliers; and
    3) maintaining appropriate inventories of key materials. There can be no assurance that our results of operations will not be materially and adversely affected if, in the future, we do not receive sufficient materials to meet our requirements in a timely and cost-effective manner.

    Intellectual Property Matters

    The semiconductor industry is characterized by litigation regarding patent and other intellectual property rights. We have on occasion been notified that we may be infringing patent and other intellectual property rights of others. In addition, customers purchasing components from us have rights to indemnification under certain circumstances if such components violate the intellectual property rights of others. Further, we have observed that in the current semiconductor industry business environment, companies have become more aggressive in asserting and defending patent claims against competitors. While we continue to vigorously defend our intellectual property rights, we may become party to disputes regarding patent licensing and cross patent licensing. Although licenses are generally offered in such situations and we have successfully resolved these situations in the past, there can be no assurance that we will not be subject to future litigation alleging intellectual property rights infringement, or that we will be able to obtain licenses on acceptable terms. An unfavorable outcome regarding one of these matters could have a material adverse effect on our business and operating results.

    Interest and Currency Rate Exposure

    In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risks associated with interest rate movements, currency rate movements on non-U.S. dollar denominated assets and liabilities, and collectibility of accounts receivable. Due to the short-term nature of our investment portfolio, an immediate 10 percent increase in interest rates will not have a material effect on our near-term financial condition or results of operations. We do not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses did not have a material effect on our results of operations for fiscal 2003, 2002, or 2001.

    Environmental Regulations

    To date, our compliance with federal, state and local laws or regulations that have been enacted to regulate the environment has not had a material adverse effect on our capital expenditures, earnings, or competitive or financial position. For more information, see Item 3, "Legal Proceedings" and Note 10, "Contingencies" in the consolidated financial statements. However, we could be subject to fines, suspension of production, alteration of our manufacturing processes, or even cessation of our operations if we fail to comply with present or future government regulations related to the use, storage, handling, discharge, or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes.

    Earthquakes

    Our principal manufacturing facility and executive offices are located in Santa Clara, California. A number of earthquakes have occurred in this region, some of them severe. No material retrofitting is required to bring the buildings comprising the Santa Clara facility into compliance with current applicable seismic codes. No assurance can be given, however, that in the event of a major earthquake, the resulting damage would not materially impact or even interrupt our production, either of which could materially adversely affect our financial condition and results of operations.

    Severe Acute Respiratory Syndrome

    The outbreak of severe acute respiratory syndrome, or SARS, that began in the People's Republic of China adversely affected our business during the first six months of 2003, particularly in Asia where we derived approximately 75% of our revenue in 2003 and 2002. This impact included disruptions in the operations of our customers, a slowdown in customer orders and reduced sales in certain end markets. If an outbreak of SARS or like disease were to recur on a comparable scale in Asia, we could experience similar disruptions to our business.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

    In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risks associated with interest rate movements, currency rate movements on non-U.S. dollar denominated assets and liabilities, and collectibility of accounts receivable. Due to the short-term nature of our investment portfolio, an immediate 10 percent increase in interest rates will not have a material effect on our near-term financial condition or results of operations. We do not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses did not have a material effect on our results of operations for fiscal 2003, 2002, or 2001.

Item 8. Financial Statements and Supplementary Data.

    The consolidated financial statements, together with the report of independent auditors thereon, are set forth in Exhibit 13 hereto. This Annual Report on Form 10-K will be mailed to Stockholders with our Annual Report to Stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

Item 9A. Controls and Procedures.

    An evaluation was performed under the supervision and with the participation of our management including the CEO and Principal Accounting Officer (PAO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and PAO concluded that our disclosure controls and procedures are effective as of the end of the fourth quarter of 2003, including for purposes of ensuring that all material information required to be filed in this report has been made known to the Company's management, including the CEO and PAO, in a timely fashion.

    There has not been any change in our internal controls over financial reporting during the fourth quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

    The executive officers of Siliconix are identified in Item 4A of Part I of this Annual Report on Form 10-K. Identification of the directors of Siliconix is incorporated by reference from the "Election of Directors" section of our definitive Proxy Statement to be mailed to stockholders in connection with the 2004 Annual Stockholders Meeting and filed with the Securities and Exchange Commission in April 2004 (the "Proxy Statement"). Further information regarding the directors is incorporated by reference from the "Compliance with Section 16 of the Securities Exchange Act of 1934" section of the Proxy Statement.

Item 11. Executive Compensation.

    Incorporated by reference from the "Compensation of Officers and Directors" and "Report of Compensation Committee" sections of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

    Incorporated by reference from the "Security Ownership" section of the Proxy Statement. We do not have any equity compensation plans.

Item 13. Certain Relationships and Related Transactions.

    Incorporated by reference from the "Certain Relationships and Related Transactions" section of the Proxy Statement.

Item 14. Principal Accountants Fees and Services.

    Incorporated by reference from the "Ratification of Appointment of Independent Public Accountant - Fees Paid to Ernst & Young LLP" section of the Proxy Statement.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)  Documents Filed as Part of Form 10-K

       1.  Financial Statements

           The Consolidated Financial Statements are set forth in Exhibit 13 hereto. This Annual Report on Form 10-K will be mailed to Stockholders with the Company Annual Report to Stockholders

           Independent Auditors Report on the Consolidated Financial Statements

           Consolidated Balance Sheets as of December 31, 2003 and 2002

           Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001

           Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

           Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002, and 2001

           Notes to Consolidated Financial Statements

       2.  Financial Statement Schedule

           II. Valuation and Qualifying Accounts

               All other schedules have been omitted as the required information is reported or incorporated by reference elsewhere in this Annual Report or is not applicable.

       3   Exhibits
           --------

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

           10.5 Amended and Restated License Agreement dated April 10, 1990 between the Company and International Rectifier Corporation(1)

           10.6 Amendment to Amended and Restated License Agreement dated December 21, 1990 between the Company and International Rectifier Corporation(1)

           10.15 Amendment No. 1 to Siliconix One-Year Key Professional Incentive Bonus Plan(4)

           10.16 Amendment No. 2 to Siliconix One-Year Key Professional Incentive Bonus Plan(4)

           10.17 Intercompany Loan Agreement dated December 26, 2002 between Vishay Intertechnology, Inc., as borrower, and Siliconix incorporated, as lender.

           10.18 Amendment No.1 to Intercompany Loan Agreement dated June 25, 2003 to Intercompany Loan Agreement dated December 26, 2002 between Vishay Intertechnology, Inc., as borrower, and Siliconix incorporated, as lender.

           13 Portions of Siliconix incorporated 2003 Annual Report to Stockholders

           21      Subsidiaries of the Company

           31.1 Certification pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

           31.2 Certification pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Accounting Officer

           32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

           32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Accounting Officer

-----------------------

1 Incorporated by reference from Exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the SEC on April 15, 1991.

2 Incorporated by reference from Exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 30, 2000.

3 Incorporated by reference from Exhibits to our Current Report on Form 8-K, filed with the SEC on June 1, 2001.

4 Incorporated by reference to Exhibits to our Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, filed with the SEC on November 12, 1997.

       (b) Reports on Form 8-K

           On October 29, 2003, we filed a current report under Item 12 of Form 8-K, reporting the financial results for the fiscal quarter and nine fiscal months ended September 27, 2003.


                                              SILICONIX INCORPORATED
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                              YEARS ENDED DECEMBER 31

                                                  (IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------
                                        Balance at     Charged to
                                      Beginning of      Costs and       Charged to                       Balance at
                                            Period        Expense      Revenue (1)     Deductions(2)   End of Period
---------------------------------------------------------------------------------------------------------------------
2001
Allowance for Doubtful Accounts              4,420              -                -            1,976           2,444
Allowance for Price Adjustments              1,700              -            9,776            9,107           2,369
Allowance for Returned Parts and
distributor adjustments                     12,179              -           18,368           16,370          14,177
---------------------------------------------------------------------------------------------------------------------
                                            18,299              -           28,144           27,453          18,990
---------------------------------------------------------------------------------------------------------------------
2002
Allowance for Doubtful Accounts              2,444          (862)                -                -           1,582
Allowance for Price Adjustments              2,369              -           31,057           22,532          10,894
Allowance for Returned Parts and
  distributor adjustments                   14,177              -            1,193            9,987           5,383
---------------------------------------------------------------------------------------------------------------------
                                            18,990          (862)           32,250           32,519          17,859
---------------------------------------------------------------------------------------------------------------------
2003
Allowance for Doubtful Accounts              1,582          (212)                -                -           1,370
Allowance for Price Adjustments             10,894              -           27,384           26,695          11,583
Allowance for Returned Parts and
  distributor adjustments                    5,383              -           14,989           13,155           7,217
---------------------------------------------------------------------------------------------------------------------
                                            17,859          (212)           42,373           39,850          20,170
---------------------------------------------------------------------------------------------------------------------

(1) The Company has agreements with distributors that historically provided limited rights of product return. Beginning in 2002, the Company modified these arrangements to allow distributors a limited credit for unsaleable products, which it terms a "scrap allowance." Consistent with industry practice, the Company also has a "stock, ship and debit" program whereby it considers requests by distributors for credits on previously purchased products that remain in distributors' inventory, to enable the distributors to offer more competitive pricing. In addition, the Company has contractual arrangements whereby it provides distributors with protection against price reductions initiated by the Company after product is sold by the Company to the distributor and prior to resale by the distributor. The Company records a reduction of revenue during each period, and records a related reduction to accounts receivable for the period, based upon its estimate of product returns, scrap allowances, "stock, ship and debit" credits and price protection credits that will be attributable to sales recorded through the end of the period. The Company makes these estimates based upon sales levels to its distributors during the period, inventory levels at the distributors, current and projected market conditions and historical experience under the programs.

(2)   Represents actual credits granted to distributors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2004

                               SILICONIX INCORPORATED

                               By: /s/ King Owyang
                                  -------------------------------
                                  King Owyang
                                  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                            Date
---------                          -----                            ----

Principal Executive Officer:


/s/ King Owyang                  President, Chief Executive      March 15, 2004
-----------------------          Officer and a Director
King Owyang


Principal Financial and
Accounting Officer:


/s/ William M. Clancy            Principal Accounting Officer    March 15, 2004
-----------------------
William M. Clancy


/s/ Glyndwr Smith                Chairman of the Board           March 15, 2004
-----------------------          of Directors
Glyndwr Smith


/s/Christine P. Heiss            Director                        March 15, 2004
-----------------------
Christine P. Heiss


/s/ Mark B. Segall               Director                        March 15, 2004
-----------------------
Mark B. Segall


/s/ Timothy V. Talbert           Director                        March 15, 2004
-----------------------
Timothy V. Talbert

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

10.5 Amended and Restated License Agreement dated April 10, 1990 between the Company and International Rectifier Corporation(1)

10.6 Amendment to Amended and Restated License Agreement dated December 21, 1990 between the Company and International Rectifier Corporation(1)

10.15 Amendment No. 1 to Siliconix One-Year Key Professional Incentive Bonus Plan(4)

10.16 Amendment No. 2 to Siliconix One-Year Key Professional Incentive Bonus Plan(4)

10.17 Intercompany Loan Agreement dated December 26, 2002 between Vishay Intertechnology, Inc., as borrower, and Siliconix incorporated, as lender.

10.18 Amendment No.1 to Intercompany Loan Agreement dated June 25, 2003 to Intercompany Loan Agreement dated December 26, 2002 between Vishay Intertechnology, Inc., as borrower, and Siliconix incorporated, as lender.

13         Portions of Siliconix incorporated 2003 Annual Report to Stockholders

21         Subsidiaries of the Company

31.1 Certification pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

31.2 Certification pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Principal Accounting Officer

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - President and Chief Executive Officer

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Principal Accounting Officer

----------------------
1 Incorporated by reference from Exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990, filed with the SEC on April 15, 1991.

2 Incorporated by reference from Exhibits to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 30, 2000.

3 Incorporated by reference from Exhibits to our Current Report on Form 8-K, filed with the SEC on June 1, 2001.

4 Incorporated by reference to Exhibits to our Quarterly Report on Form 10-Q for the quarter ended September 28, 1997, filed with the SEC on November 12, 1997.