Form 10-Q
period 2004-04-03
SILICONIX INC
filed 2004-05-10
CIK 90283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-3698

SILICONIX INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	94-1527868

(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

2201 Laurelwood Road, Santa Clara, CA 95054	(408) 988-8000

(Address of Principal Executive Offices)	(Registrant’s Area Code and Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☒   No ☐

As of May 6, 2004 registrant had 29,879,040 shares of its common stock outstanding.

SILICONIX INCORPORATED

FORM 10-Q

APRIL 3, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Siliconix incorporated
Consolidated Balance Sheets
(In thousands)

	April 3, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$296,078	$279,464
Accounts receivable, net	53,897	49,807
Accounts receivable from affiliates	29,259	27,800
Inventories	62,566	63,229
Other current assets	19,654	24,429
Deferred income taxes	3,508	3,508

Total current assets	464,962	448,237

Property and equipment, at cost:
Land	1,715	1,715
Buildings and improvements	58,009	57,761
Machinery and equipment	369,472	369,350

	429,196	428,826
Less accumulated depreciation	292,288	284,735

	136,908	144,091
Goodwill	7,445	7,445
Other assets	1,595	1,397

Total assets	$610,910	$601,170

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,308	$31,196
Accounts payable to affiliates	30,168	32,256
Accrued payroll and related compensation	8,846	8,776
Other accrued liabilities	31,176	30,843

Total current liabilities	98,498	103,071

Accrued pension benefits	3,192	3,137
Deferred income taxes	15,498	15,498
Other non-current liabilities	52,371	52,161
Minority interest	3,203	3,143

Total liabilities	172,762	177,010

Commitments and contingencies
Stockholders’ equity:
Common stock	299	299
Additional paid-in-capital	59,373	59,373
Retained earnings	379,621	365,619
Accumulated other comprehensive loss	(1,145)	(1,131)

Total stockholders’ equity	438,148	424,160

Total liabilities and stockholders’ equity	$610,910	$601,170

See accompanying notes.

Siliconix incorporated
Consolidated Statements of Operations
(In thousands, except per share and share information)

	Three Fiscal Months Ended
	April 3, 2004	March 29, 2003

Net sales	$118,383	$97,826
Cost of products sold	82,873	69,928

Gross profit	35,510	27,898

Operating expenses:
Research and development	5,294	4,687
Selling, marketing, and administrative expenses	13,096	10,980

Operating income	17,120	12,231

Interest income	608	585
Other income (expense) net	283	67

Income before taxes and minority interest	18,011	12,883
Income tax provision	(3,949)	(2,821)
Minority interest in income of consolidated subsidiary	(60)	(60)

Net income	$14,002	$10,002

Net income per share (basic and diluted)	$0.47	$0.33

Shares used to compute net income per share	29,879	29,879

See accompanying notes.

Siliconix incorporated
Consolidated Statements of Cash Flows
(In thousands)

	Three Fiscal Months Ended
	April 3, 2004	March 29, 2003

Cash flows from operating activities:
Net income	$14,002	$10,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,861	9,694
Deferred income taxes	-	2
Other non-cash expenses	55	174
Changes in operating assets and liabilities:
Accounts receivable	(4,090)	(4,923)
Accounts receivable from affiliates	(1,459)	(11,360)
Inventories	663	2,740
Other current assets	4,754	(2,150)
Accounts payable	(888)	655
Accounts payable to affiliates	(2,088)	19,716
Accrued liabilities	464	(1,293)
Other	13	1

Net cash provided by operating activities	20,287	23,258

Cash flows from investing activities:
Purchase of property and equipment	(3,659)	(4,252)
Proceeds from sale of property and equipment	-	2
Proceeds from short-term investment with affiliate	-	75,000
Short-term investment with affiliate	-	(70,000)

Net cash provided by (used in) investing activities	(3,659)	750

Effect of exchange rate changes on cash and cash equivalents	(14)	(4)

Net increase in cash and cash equivalents	16,614	24,004

Cash and cash equivalents:
Beginning of period	279,464	137,082

End of period	$296,078	$161,086

See accompanying notes.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the financial statements and notes thereto filed with the Company’s Form 10-K for the year ended December 31, 2003.  The results of operations for the fiscal quarter ended April 3, 2004 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31.  The four fiscal quarters in 2004 end on April 3, 2004, July 3, 2004, October 2, 2004 and December 31, 2004, respectively.  The four fiscal quarters in 2003 ended on March 29, 2003, June 28, 2003, September 27, 2003, and December 31, 2003, respectively.

The Company is engaged primarily in the design, marketing, and manufacturing of power and analog semiconductor products. The Company is organized into three operating segments, which due to their inter-dependencies, similar long-term economic characteristics, and shared production processes and distribution channels have been aggregated into one reportable segment.

Vishay Intertechnology, Inc. owns 80.4% of the Company’s outstanding common stock.  The Company maintains various agreements and relationships with Vishay, as described in Note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  There were no changes to these agreements and relationships during the first fiscal quarter of 2004.

Due to the Company’s simple capital structure, basic and diluted net income per share are the same.

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

Note 2:   Inventories

The components of inventory are as follows:

(In thousands)	April 3, 2004	December 31, 2003

Finished goods	$16,033	$15,130
Work-in-process	34,742	39,613
Raw materials	11,791	8,486

	$62,566	$63,229

Note 3:   Contingencies

As of April 3, 2004, the Company remained a party to two environmental proceedings.

As of April 3, 2004, the Company is engaged in discussions with various parties regarding patent licensing and cross patent licensing issues.  In addition, the Company has observed that in the current semiconductor industry business environment, companies have become more aggressive in asserting and defending patent claims against competitors.  While the Company will continue to vigorously defend its intellectual property rights, the Company may become party to disputes regarding patent licensing and cross patent licensing.  An unfavorable outcome regarding one of these intellectual property matters could have a material adverse effect on the Company’s business and operating results.

In management’s opinion, based on discussion with legal counsel and other considerations, the ultimate resolution of the above-mentioned matters are not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.  There have been no significant changes in regard to these matters since December 31, 2003.

Note 4:   Comprehensive Income

Comprehensive income includes the following components (in thousands):

	Three Fiscal Months Ended
	April 3, 2004	March 29, 2003

Net income	$14,002	$10,002

Other comprehensive income (loss):
Foreign currency translation adjustment	(14)	(4)
Pension liability adjustment	-	1

Total other comprehensive loss	(14)	(3)

Total comprehensive income	$13,988	$9,999

Note 5:   New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46-R”) to address certain FIN 46 implementation issues.   The adoption of FIN 46 and FIN 46-R did not have a material effect on the Company’s financial position, results of operations, or liquidity.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Vishay Intertechnology, Inc. (“Vishay”) owns an 80.4% interest in Siliconix.  Vishay, a Fortune 1,000 company listed on the New York Stock Exchange, is one of the world’s largest manufacturers of discrete semiconductors (diodes, rectifiers, transistors, optoelectronics, and selected ICs) and passive electronic components (resistors, capacitors, inductors, and transducers).  Vishay’s components can be found in products manufactured in a very broad range of industries worldwide.  Vishay is headquartered in Malvern, Pennsylvania, and has plants in seventeen countries employing approximately 26,000 people.

We maintain various agreements and relationships with Vishay.  Our products are sold by the Vishay worldwide sales organizations.  Effective from January 2001, Vishay Americas Inc., a wholly owned subsidiary of Vishay, assumed responsibility for collecting our accounts receivable for the North America region.  Other relationships with Vishay include administrative service sharing agreements, centralized payment services, a short-term loan agreement, and management fees for services provided by the Vishay corporate office.  All agreements and relationships with Vishay are reviewed and approved by the Siliconix Board of Directors.  There were no changes to these agreements and relationships during the first fiscal quarter of 2004.

Net income in the first quarter of 2004 was $14.0 million, or $0.47 per share, an increase of 33% from net income of $10.5 million, or $0.35 per share, in the fourth quarter of 2003, and an increase of 40% from net income of $10.0 million or $0.33 per share, in the first quarter of 2003.  Net sales in the first quarter of 2004 were $118.4 million, a 9% increase over net sales of $108.6 million for the fourth quarter of 2003 and a 21% increase from net sales of $97.8 million in the first quarter of 2003.

Financial Metrics

We analyze several financial measures and metrics to evaluate the performance and predict the future direction of our business.  These key financial measures and metrics include sales, backlog, and book-to-bill ratio.  We also monitor changes in average selling prices.

End-of-period backlog is one indicator of future sales.   However, if demand falls below customers’ forecasts, or if customers do not control their inventory effectively, they may cancel or reschedule the shipments that are included in our backlog, in many instances without the payment of any penalty.  Therefore, the backlog is not necessarily indicative of the results to be expected for future periods.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business.  The following table shows sales, the end-of-period backlog and the book-to-bill ratio for our business during the five quarters beginning with the first quarter of 2003 through the first quarter of 2004.

	1st Quarter 2003	2nd Quarter 2003	3rd Quarter 2003	4th Quarter 2003	1st Quarter 2004

Sales	$97,826,000	$88,208,000	$97,411,000	$108,619,000	$118,383,000

End-of-Period Backlog	$57,000,000	$64,600,000	$84,700,000	$120,600,000	$147,300,000

Book-to-Bill Ratio	0.94	1.08	1.19	1.34	1.25

Management believes that these trends are an encouraging indication of broad-based demand into the remainder of 2004, which will continue to encompass all of our major markets and all geographic areas.

We continue to operate at full internal capacity, and the increased product demand has continued to create longer lead times for manufacturing.  We have taken and will continue to take necessary steps to increase our capacity to accommodate the increased demand.  Our manufacturing strategy is to be able to supply about 80% of the customer demand from the internal capacity, and to rely on foundries and subcontractors to meet the other 20% of the business.  Presently, our use of foundries and subcontractors is higher than 20%.  Our strategy of outsourcing a portion of our manufacturing requirements enables us to deal effectively with the fluctuating cycles of the semiconductor industry.

Pricing in our industry is volatile.  During the first quarter, average selling prices increased 3.5% compared to the fourth quarter of 2003.  The current average pricing levels, however, are significantly below average prices attained in the first quarter of 2003 and prior periods.  We expect relatively stable to modestly rising pricing trends for 2004.

Results of Operations

Income statement captions as a percentage of net sales, and the effective tax rates, were as follows:

	Fiscal Quarter Ended
	April 3, 2004	March 29, 2003

Costs of products sold	70.0%	71.5%
Gross profit	30.0%	28.5%
Research and development	4.5%	4.8%
Selling, marketing, and administrative expenses	11.1%	11.2%
Operating income	14.5%	12.5%
Income before taxes and minority interest	15.2%	13.2%
Net income	11.8%	10.2%

Effective tax rate	21.9%	21.9%

We report interim financial information for 13-week periods ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31.  The four fiscal quarters in 2004 end on April 3, 2004, July 3, 2004, October 2, 2004 and December 31, 2004, respectively.  The four fiscal quarters in 2003 ended on March 29, 2003, June 28, 2003, September 27, 2003, and December 31, 2003, respectively.

Net Sales

Net sales for the first quarter of 2004 were $118.4 million as compared to $97.8 million for the comparable prior year period, an increase of 21%.   The increase in sales versus the comparable prior year quarter is primarily attributable to increased volumes and favorable mix in terms of sale of higher price products.  We are continuing to see strong demand, with volumes strong across all product lines.  In  the latter half of 2003, the recovery in the general market conditions were mainly noted in Asia.  In the first quarter of 2004, we noted improvement in all regions, particularly in North America and Europe.    We see no signs of abatement in demand for the foreseeable future.  We have noted that corporate IT spending has begun to revive.  Additionally, the fixed telecommunications market segment, which had been weak last year, is starting to rebound.   These trends in end-use markets should translate into increased demand for our products.

Gross Profit Margins

Gross profit as a percentage of net sales in the first quarter of 2004 was 30.0% as compared to 28.5% for the comparable prior year period.  Gross margin improvement is largely attributable to increased sales volume, which had a favorable impact on gross margin of approximately $16.4 million versus the comparable prior year period.  These improvements were offset in part by increased subcontractor costs and increased prices of precious metals.  Subcontractor fees from independent foundries in the first quarter of 2004 were approximately $13.8 million, as compared to $10.2 million in the comparable prior year period.  Subcontractor fees from independent subcontractors for assembly and testing in the first quarter of 2004 were approximately $6.5 million, as compared to $4.1 million for the comparable prior year period.  Subcontractor fees from Vishay affiliates in the first quarter of 2004 were approximately $11.0 million, as compared to $9.5 million for the comparable prior year period.  We concurrently are investing in expanding our in-house capabilities, and expect to substantially increase our capital expenditures for the full year 2004.  The use of subcontractors, while limiting margin improvements, is part of our manufacturing strategy of supplying about 80% of the customer demand from the internal capacity, with reliance on foundries and subcontractors to meet the other 20% of the business.  Presently, our use of foundries and subcontractors is higher than 20%.  Our strategy of outsourcing a portion of our manufacturing requirements enables us to deal effectively with the fluctuating cycles of the semiconductor industry.  The first quarter of 2003 was characterized by increased pricing pressures and a shift in the product mix towards commodity products that command lower margins, resulting in the lower gross margin.  The sales mix in the first quarter of 2004 was slightly more favorable, combined with more favorable prices.

Research and Development

Research and development expenses were $5.3 million for the first quarter of 2004 as compared to $4.7 million for the comparable prior year period.  We continue our commitment to the development of new products and technologies.  During the first quarter of 2004, we secured over 200 new designs, including new platforms for the power supply market and consumer entertainment systems.

Selling, Marketing, and Administrative Expenses

Selling, marketing, and administrative expenses were $13.1 million for the first quarter of 2004 compared to $11.0 million for the comparable prior year period.  Our selling, marketing, and administrative expenses as a percentage of net sales were 11.1% as compared to 11.2% for the comparable prior year period.  The increase in selling, marketing, and administrative expenses is primarily attributable to increased sales commissions due to increased sales, as well as increased marketing activities and legal costs.  We continue our efforts to manage and control costs effectively, as evidenced by the decrease in selling, marketing, and administrative expenses as a percentage of sales.   Our legal costs increased by approximately $0.7 million in the first quarter of 2004 as compared to the corresponding 2003 period, and we anticipate legal expenses of $3.0 million for all of 2004, which is almost double the legal expenses we incurred in 2003.  The increase in legal costs reflects our commitment to vigorously defend our intellectual property, which we view as central to our continued success in the marketplace. When we believe other companies are misappropriating our intellectual property rights, we vigorously enforce those rights through legal action, and we intend to continue to do so.

Interest Income

Interest income for the first quarter of 2004 was $0.6 million, approximately the same as the comparable prior year period.   All excess cash not immediately needed to fund our operations is invested in money market funds.

Other Income

Other income was $283,000 for the first quarter of 2004, as compared to $67,000 for the comparable prior year period.  The largest component of other income is foreign currency gains in the first quarter of 2004, whereas foreign currency impacts were essentially neutral in the first quarter of 2003.

Income Taxes

Our effective tax rate was 21.9% for the first quarter of 2004, the same as for the comparable prior year period.  We continue to recognize favorable tax rates due to our foreign operations.

Financial Condition, Liquidity, and Capital Resources

As of April 3, 2004, we had $296.1 million in cash and cash equivalents, compared to $279.5 million in cash and cash equivalents as of December 31, 2003.  The increase was primarily due to cash generated from operations.  Approximately $292.6 million of the cash balance as of April 3, 2004 was mostly invested in foreign money market accounts.  Our cash and profits generated by foreign subsidiaries are expected to be reinvested indefinitely.  Any repatriation of earnings and cash back to the United States would be deemed to be a dividend and would be subject to U.S. income taxes, state income taxes, and foreign withholding taxes.

Our financial condition at April 3, 2004, continued to be strong, with a current ratio (current assets to current liabilities) of 4.7 to 1, as compared to a ratio of 4.3 to 1 at December 31, 2003.  The improvement is primarily attributable to increases in cash during the first quarter of 2004.  Our ratio of liabilities to total assets was 0.28 to 1 at April 3, 2004, as compared to a ratio of 0.29 to 1 at December 31, 2003.

Cash flows from operations were $20.3 million for the first quarter of 2004, as compared to $23.3 million for the first quarter of 2003.   Increases in receivables attributable primarily to increased sales, and reductions in payables to both third parties and affiliates resulted in the reduction in operating cash flows as compared to the prior year period.  The decrease in third-party accounts payable of $2.9 million at April 3, 2004 as compared to December 31, 2003, includes the payment of approximately $2.0 million related to capital expenditures which were unpaid at December 31, 2003.  This payment for capital expenditures is reflected as investing cash flow in 2004.

Cash used by investing activities was $3.7 million in 2004, as compared to cash provided by investing activities of $0.8 million in 2003.   Cash flows related to investing activities are impacted by our short-term loan agreement with Vishay under which, we may, from time to time, advance money to Vishay.  All notes under this loan agreement are callable by us at any time.  Interest income related to these loans is included in cash flows from operating activities.  For the first quarter of 2003, we had a net inflow of $5 million for short-term investments pursuant to this agreement.  Since July 1, 2003, there have been no amounts outstanding under this agreement.  Cash paid for property and equipment were approximately $3.7 million in the first quarter of 2004, including $2.0 million which was included in accounts payable at December 31, 2003 and paid in 2004.   We continue to invest in expanding our in-house manufacturing capabilities to meet increasing demand.   Our capital expenditure budget for 2004 represents a significant increase versus our 2003 spending of $30 million.

For the next twelve months, management expects that cash flows from operations will be sufficient to meet our normal operating requirements and to fund our research and development and capital expenditure plans.

Tower Semiconductor

On December 31, 2003, we announced the signing of a memorandum of understanding with Tower Semiconductor for a long-term manufacturing and supply arrangement between the parties.  Pursuant to the terms of the memorandum of understanding, we plan to place with Tower orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower’s Fab 1 over a seven to ten year period. We plan to advance to Tower $20 million to be used for the purchase of additional equipment required to satisfy Siliconix’s orders, which would be credited towards the purchase price of the wafers.   The transaction is subject to the approval of Tower’s lending bank and the Israeli investment center and to definitive documentation.  We expect a definitive agreement to be signed during the first half of 2004.  If a definitive agreement is not reached, we will have no commitments related to this memorandum of understanding.

Safe Harbor Statement

Statements contained herein that relate to the our future performance and outlook, including, without limitation, statements with respect to our anticipated results of operations or level of business for 2004 or any other future period, including anticipated business improvements, synergies and cost savings, and expected or perceived improvements in the economy and the electronic component industry generally are forward-looking statements within safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the factors that could cause actual results to materially differ include: changes in the demand for, or in the mix of, our products and services; market-wide business and economic trends in general or in the specific areas where we sells the bulk of our products; competitive pricing and other competitive pressures; cancellation of a material portion of the orders in our backlog; difficulties in expansion and/or new product development, including capacity constraints and skilled personnel shortages; changes in laws, including trade restrictions or prohibitions; currency exchange rate fluctuations; labor unrest or strikes; capacity constraints and the ability to respond quickly and efficiently to changing patterns of demand; and such other factors affecting our operations, markets, products, services and prices as are set forth in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risks associated with interest rate movements, currency rate movements on non-U.S. dollar denominated assets and liabilities, and collectibility of accounts receivable.  Due to the short-term nature of our investment portfolio, an immediate 10 percent increase in interest rates will not have a material effect on our near-term financial condition or results of operations.  We do not use derivative financial instruments for trading or speculative purposes.  We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.  No derivative financial instruments were utilized to hedge these exposures during the quarter ended April 3, 2004.

Item 4.  Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Principal Accounting Officer (PAO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and PAO, concluded that our disclosure controls and procedures are effective as of the end of the first quarter of 2004, including for purposes of ensuring that all material information required to be filed in this report has been made known to our management, including the CEO and PAO, in a timely fashion.

There has not been any change in our internal controls over financial reporting during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:

31.1

Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – King Owyang, Chief Executive Officer.

31.2

Certification pursuant to Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Principal Accounting Officer.

		32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – King Owyang, Chief Executive Officer.

		32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – William M. Clancy, Principal Accounting Officer.

	(b)	Reports on Form 8-K:

On February 6, 2004, we filed a current report under Item 12 of Form 8-K, reporting the unaudited financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICONIX INCORPORATED

/s/ King Owyang

King Owyang
President and Chief Executive Officer

/s/ William M. Clancy

William M. Clancy
Principal Accounting Officer

Date: May 10, 2004