Form 10-Q
period 2004-07-03
SILICONIX INC
filed 2004-08-10
CIK 90283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒    No   ☐

As of August 6, 2004 registrant had 29,879,040 shares of its common stock outstanding.

SILICONIX INCORPORATED

FORM 10-Q

JULY 3, 2004

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Siliconix incorporated
Consolidated Balance Sheets
(In thousands)

	July 3, 2004	December 31, 2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$323,782	$279,464
Accounts receivable, net	52,066	49,807
Accounts receivable from affiliates	19,308	27,800
Inventories	59,269	63,229
Other current assets	22,174	24,429
Deferred income taxes	3,508	3,508

Total current assets	480,107	448,237

Property and equipment, at cost:
Land	1,715	1,715
Buildings and improvements	58,214	57,761
Machinery and equipment	380,329	369,350

	440,258	428,826
Less accumulated depreciation	300,905	284,735

	139,353	144,091
Goodwill	7,445	7,445
Other assets	6,104	1,397

Total assets	$633,009	$601,170

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,180	$31,196
Accounts payable to affiliates	28,821	32,256
Accrued payroll and related compensation	9,263	8,776
Other accrued liabilities	32,984	30,843

Total current liabilities	105,248	103,071

Accrued pension benefits	3,261	3,137
Deferred income taxes	15,498	15,498
Other non-current liabilities	52,380	52,161
Minority interest	3,263	3,143

Total liabilities	179,650	177,010

Commitments and contingencies
Stockholders’ equity:
Common stock	299	299
Additional paid-in-capital	59,373	59,373
Retained earnings	394,834	365,619
Accumulated other comprehensive loss	(1,147)	(1,131)

Total stockholders’ equity	453,359	424,160

Total liabilities and stockholders’ equity	$633,009	$601,170

See accompanying notes.

Siliconix incorporated
Consolidated Statements of Operations
(Unaudited, In thousands, except for per share
information)

	Three Fiscal Months Ended		Six Fiscal Months Ended

	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Net sales	$120,693	$88,208	$239,076	$186,034
Cost of products sold	81,165	60,753	164,038	130,680

Gross profit	39,528	27,455	75,038	55,354
Operating expenses:
Research and development	5,877	5,026	11,171	9,713
Selling, marketing, and administrative expenses	13,911	11,077	27,007	22,058

Operating income	19,740	11,352	36,860	23,583
Interest income	689	616	1,297	1,201
Other income (expense) net	(865)	(43)	(582)	25

Income before taxes and minority interest	19,564	11,925	37,575	24,809
Income tax provision	(4,291)	(2,603)	(8,240)	(5,424)
Minority interest in income of consolidated subsidiary	(60)	(60)	(120)	(120)

Net income	$15,213	$9,262	$29,215	$19,265

Net income per share (basic and diluted)	$0.51	$0.31	$0.98	$0.64

Shares used to compute net income per share	29,879	29,879	29,879	29,879

See accompanying notes.

Siliconix incorporated
Consolidated Statements of Cash Flows
(Unaudited, In thousands)

	Six Fiscal Months Ended

	July 3, 2004	June 28, 2003

Cash flows from operating activities:
Net income	$29,215	$19,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,597	19,116
Loss on disposal of property, plant, and equipment	5	—
Other non-cash items	105	(397)
Changes in operating assets and liabilities:
Accounts receivable	(2,259)	254
Accounts receivable from affiliates	8,492	(3,190)
Inventories	3,960	(4,275)
Other current assets	2,255	(2,366)
Accounts payable	1,884	(2,470)
Accounts payable to affiliates	(3,435)	21,064
Accrued liabilities	2,748	4,197
Other	12	1

Net cash provided by operating activities	60,579	51,199

Cash flows from investing activities:
Purchase of property and equipment	(11,764)	(8,108)
Proceeds from sale of property and equipment	—	10
Proceeds from short-term investment with affiliate	—	145,000
Short-term investment with affiliate	—	(140,000)
Purchase of software licenses	(4,500)	—

Net cash used in investing activities	(16,264)	(3,098)

Effect of exchange rate changes on cash and cash equivalents	3	(11)

Net increase in cash and cash equivalents	44,318	48,090
Cash and cash equivalents:
Beginning of period	279,464	137,082

End of period	$323,782	$185,172

See accompanying notes.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1:   Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The comparative balance sheet at December 31, 2003 presented herein has been derived from the audited consolidated financial statements at that date. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the Company’s Form 10-K for the year ended December 31, 2003.  The results of operations for the second quarter and six fiscal months ended July 3, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Vishay Intertechnology, Inc. owns 80.4% of the Company’s outstanding common stock.  The Company maintains various agreements and relationships with Vishay, as described in Note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  There were no changes to these agreements and relationships during the six fiscal months ended July 3, 2004.

The Company does not have any long-term debt, nor does it guarantee any of Vishay’s debt.  Through July 3, 2004, the Company has not been a party to any of Vishay’s debt.

Due to the Company’s simple capital structure, basic and diluted net income per share are the same.

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

Note 2:   Inventories

The components of inventory are as follows:

(In thousands)	July 3, 2004	December 31, 2003

Finished goods	$15,275	$15,130
Work-in-process	34,722	39,613
Raw materials	9,272	8,486

	$59,269	$63,229

Note 3:   Contingencies

As of July 3, 2004, the Company remained a party to two environmental proceedings.

As of July 3, 2004, the Company is engaged in discussions with various parties regarding patent licensing and cross patent licensing issues.  In addition, the Company has observed that in the current semiconductor industry business environment, companies have become more aggressive in asserting and defending patent claims against competitors.  While the Company will continue to vigorously defend its intellectual property rights, the Company may become party to disputes regarding patent licensing and cross patent licensing.  An unfavorable outcome regarding one of these intellectual property matters could have a material adverse effect on the Company’s business and operating results.

In management’s opinion, based on discussion with legal counsel and other considerations, the ultimate resolution of the above-mentioned matters are not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.  There have been no significant changes in regard to these matters since December 31, 2003.

Note 4:   Comprehensive Income

Comprehensive income includes the following components (in thousands):

	Fiscal Quarter Ended		Fiscal Six Months Ended

	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Net earnings	$15,213	$9,262	$29,215	$19,265
Other comprehensive income (loss):
Foreign currency translation adjustment	15	(7)	1	(27)
Unrealized loss on available for sale securities	(17)	—	(17)	—

Total other comprehensive loss	(2)	(7)	(16)	(27)

Comprehensive income	$15,211	$9,255	$29,199	$19,238

Note 5:   Commitments

On May 17, 2004, the Company announced that it signed a definitive long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor.

Siliconix will place with Tower orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower’s Fab 1 over a seven to ten year period.  The agreement specifies minimum quantities per month and a fixed quantity for the term of the agreement.

The first phase of technology transfer from Siliconix to Tower has started and is estimated to last approximately 12 months.  After the completion of the technology transfer, the expected purchase commitments are approximately $8 million for year one; approximately $16 million for year two; and approximately $28 million per year through the end of the agreement.

Siliconix will advance to Tower $20 million to be used for the purchase of additional equipment required to satisfy Siliconix’s orders, which will be credited towards the purchase price of the wafers.   No amounts have been advanced as of the end of the second quarter 2004.

The closing of the agreement is subject to the approval of Tower’s lending banks.   If these approvals are not obtained, Siliconix will not have any obligations pursuant to this agreement.

Note 6:   New Accounting Pronouncements

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

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Siliconix incorporated is engaged in designing, manufacturing, and marketing power and analog semiconductor products. We are a leading manufacturer of power MOSFETs, power ICs, and analog signal processing devices for computers, cellular phones, fixed communication networks, automobiles and other electronic systems.  Siliconix power MOSFETs are low-voltage, surface-mount products primarily used in the communication, computer, and automotive markets, as well as other industrial and consumer applications.  Siliconix power ICs are integrated circuits used in communication and data storage applications.  Siliconix signal processing products are a wide array of commodity products such as analog switches, low power MOSFETs, and JFETs used in the industrial and consumer markets.

Vishay Intertechnology, Inc. (“Vishay”) owns an 80.4% interest in Siliconix.  Vishay, a Fortune 1,000 company listed on the New York Stock Exchange, is one of the world’s largest manufacturers of discrete semiconductors (diodes, rectifiers, transistors, optoelectronics, and selected ICs) and passive electronic components (resistors, capacitors, inductors, and transducers).  Vishay’s components can be found in products manufactured in a very broad range of industries worldwide.  Vishay is headquartered in Malvern, Pennsylvania, and has plants in seventeen countries employing approximately 27,000 people.

We maintain various agreements and relationships with Vishay.  Our products are sold by the Vishay worldwide sales organizations.  Effective from January 2001, Vishay Americas Inc., a wholly owned subsidiary of Vishay, assumed responsibility for collecting our accounts receivable for the North America region.  Other relationships with Vishay include administrative service sharing agreements, centralized payment services, a short-term loan agreement, and management fees for services provided by the Vishay corporate office.  All agreements and relationships with Vishay are reviewed and approved by the Siliconix Board of Directors.  There were no changes to these agreements and relationships during the six fiscal months ended July 3, 2004.

Net income in the second quarter of 2004 was $15.2 million, or $0.51 per share, an increase of 9% from net income of $14.0 million, or $0.47 per share, in the first quarter of 2004, and an increase of 63% from net income of $9.3 million or $0.31 per share, in the second quarter of 2003.  Net sales in the second quarter of 2004 were $120.7 million, a 2% increase over net sales of $118.4 million for the first quarter of 2004 and a 37% increase over net sales of $88.2 million for the second quarter of 2003.

Net income for the six fiscal months ended July 3, 2004 was $29.2 million, or $0.98 per share, an increase of 53% from comparable prior year period.   Net sales in the six fiscal months ended July 3, 2004 were $239.1 million, a 29% increase over net sales of $186.0 million for comparable prior year period.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business.  The following table shows sales, the end-of-period backlog, and the book-to-bill ratio for our business during the five quarters beginning with the second quarter of 2003 through the second quarter of 2004.

	2nd Quarter 2003	3rd Quarter 2003	4th Quarter 2003	1st Quarter 2004	2nd Quarter 2004

Sales	$88,208,000	$97,411,000	$108,619,000	$118,383,000	$120,693,000
End-of-Period Backlog	$64,600,000	$84,700,000	$120,600,000	$147,300,000	$170,400,000
Book-to-Bill Ratio	1.08	1.19	1.34	1.25	1.18

Management believes that these trends are an encouraging indication of sustained demand for the remainder of 2004, which will continue to encompass all of our major markets and all geographic areas.

Pricing in our industry is volatile.  During the second quarter of 2004, average selling prices decreased 1.8% compared to the first quarter of 2004.  The current average pricing levels are significantly below average prices attained in the first and second quarters of 2003 and prior periods.  We expect relatively stable pricing trends for the remainder of 2004.

Capacity Utilization

Capacity utilization is a reflection, in part, of product demand trends.  Most of our product lines continue to operate at full internal capacity, and the strong product demand has continued to create longer lead times for manufacturing.  We have taken and will continue to take necessary steps to increase our capacity to accommodate the increased demand.  Our capital expenditures in the first half of 2004 were over $12 million (including amounts which are included in accounts payable at the end of the quarter), and we expect to increase our capital expenditures substantially for the full year 2004.

The use of subcontractors, while limiting margin improvements, is part of our manufacturing strategy of supplying about 80% of the customer demand from the internal capacity, with reliance on foundries and subcontractors to meet the other 20% of the business.  For the first half of 2004, our use of foundries and subcontractors was higher than 20%, however, our use of subcontractors decreased in the second quarter of 2004 as compared to the first quarter of 2004, and we are approaching that target.  Our strategy of outsourcing a portion of our manufacturing requirements enables us to deal effectively with the fluctuating cycles of the semiconductor industry.  Additionally, these capacity constraints also result in us having some ability to focus on higher-margin products.

Subcontractor fees from independent foundries in the first half of 2004 were approximately $28.8 million, as compared to $19.9 million in the comparable prior year period.  Subcontractor fees from independent subcontractors for assembly and testing in the first half of 2004 were approximately $11.1 million, as compared to $7.1 million for the comparable prior year period.  Subcontractor fees from Vishay affiliates in the first half of 2004 were approximately $22.6 million, as compared to $19.0 million for the comparable prior year period.

Results of Operations

Income statement captions as a percentage of net sales, and the effective tax rates, were as follows:

	Fiscal Quarter Ended		Six Fiscal Months Ended

	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Costs of products sold	67.2%	68.9%	68.6%	70.2%
Gross profit	32.8%	31.1%	31.4%	29.8%
Research and development	4.9%	5.7%	4.7%	5.2%
Selling, marketing, and administrative expenses	11.5%	12.6%	11.3%	11.9%
Operating income	16.4%	12.9%	15.4%	12.7%
Income before taxes and minority interest	16.2%	13.5%	15.7%	13.3%
Net income	12.6%	10.5%	12.2%	10.4%
Effective tax rate	21.9%	21.8%	21.9%	21.9%

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

Net Sales

Net sales for the second quarter of 2004 were $120.7 million, as compared to $88.2 million for the comparable prior year period.  Net sales for the first half of 2004 were $239.1 million, compared to $186.0 million for the comparable prior year period.  Net sales increased 37% and 29% compared to the second quarter and first half of 2003, respectively, which was achieved despite price declines.  The increase in sales versus the comparable prior year periods was primarily attributable to increased volumes and favorable mix in terms of sale of higher price products.   Sales volume in the second quarter of 2003 was impacted by the outbreak of Severe Acute Respiratory Syndrome (SARS) in Asia, where we have over 70% of our sales.   Volumes increased by 40% and 36% as compared to the second quarter and first half of 2003, respectively.  Average selling prices have decreased by 3% and 6% as compared to the second quarter and first half of 2003, respectively.

We continued to see strong demand across all product lines, with our book-to-bill ratio of 1.18 for the second quarter of 2004.  However, we did observe a decline in bookings in June.  We believe that this is a result of inventory correction and seasonal market forces, and that it does not signal the end of the recovery that began in the third quarter of last year.  Our sales growth is limited to some degree by front-end capacity constraints.   However, we continue to expand our capacity, and are utilizing this constraint to our advantage by focusing on producing higher-margin products such as those used in the mobile phone and industrial end-use markets, and reducing production of lower-margin products for the desktop computer and battery pack end-use markets.  Demand continued to be strong in all regions, particularly Asia.

Gross Profit Margins

Gross profit as a percentage of sales for the quarter and six fiscal months ended July 3, 2004 was 32.8% and 31.4%, respectively, as compared to 31.1% and 29.8%, respectively, for the comparable prior year periods. Gross margin improvement was largely attributable to increased sales volume and higher capacity utilization, as well as our cost reduction and material savings efforts.  These improvements were offset in part by increased subcontractor costs, increased prices of precious metals, and lower average selling prices as compared to prior year periods.  The product mix in the first half of 2004 was much improved, which is, in part, attributable to greater selectivity of business in light of our capacity constraints.

The first half of 2003 was characterized by increased pricing pressures, volume decreases attributable to SARS, and a shift in the product mix towards commodity products that command lower margins, all of which resulted in an overall lower gross margin.

Research and Development

Research and development expenses for the quarter and six fiscal months ended July 3, 2004 were $5.9 million and  $11.2 million, respectively, as compared to $5.0 million and $9.7 million, respectively, for the comparable prior year periods.  We continue our commitment to the development of new products and technologies.  During the second quarter of 2004, we released a total of 44 new products, including the launch of our high density P-Channel family in 40V and 60V selections.  We secured 336 new design wins in automotive, portable communication, power supply, consumer goods, and computer applications during the second quarter of 2004.

Selling, Marketing, and Administrative Expenses

Selling, marketing, and administrative expenses for the quarter and six fiscal months ended July 3, 2004 were $13.9 million and $27.0 million, respectively, as compared to $11.1 million and $22.1 million, respectively, for the comparable prior year periods.  Our selling, marketing, and administrative expenses as a percentage of net sales for the quarter and six fiscal months ended July 3, 2004 were 11.5% and 11.3%, respectively, as compared to 12.6% and 11.9%, respectively, for the comparable prior year periods.  The increase in selling, marketing, and administrative expenses was primarily attributable to increased sales commissions due to increased sales, as well as increased marketing activities and legal costs.  We continue our efforts to manage and control costs effectively, as evidenced by the decrease in selling, marketing, and administrative expenses as a percentage of sales.   Our legal costs increased by approximately $0.7 million to $1.8 million in the first half of 2004 as compared to the corresponding 2003 period, and we anticipate legal expenses of $3.5 million for all of 2004, which is more than double the legal expenses we incurred in 2003.  The increase in legal costs reflects our commitment to vigorously defend our intellectual property, which we view as central to our continued success in the marketplace. When we believe other companies are misappropriating our intellectual property rights, we vigorously enforce those rights through legal action, and we intend to continue to do so.

Interest Income

Interest income for the quarter and six fiscal months ended July 3, 2004 were $0.7 million and $1.3 million, respectively, as compared to $0.6 million and $1.2 million, respectively, for the comparable prior year periods.   All excess cash not immediately needed to fund our operations is invested in money market funds.

Other Expense

Other expenses for the quarter and six fiscal months ended July 3, 2004 were $0.9 million and $0.6 million, respectively, as compared to negligible amounts for the comparable prior year periods.   The largest component of other expense is foreign currency losses in the first half of 2004, whereas foreign currency impacts were essentially neutral in the first half of 2003.

Income Taxes

Our effective tax rate for both the quarter and six fiscal months ended July 3, 2004 was 21.9%, as compared to 21.8% and 21.9%, respectively, for the comparable prior year periods.  We continue to recognize favorable tax rates due to our foreign operations.

Financial Condition, Liquidity, and Capital Resources

As of July 3, 2004, we had $323.8 million in cash and cash equivalents, compared to $279.5 million in cash and cash equivalents as of December 31, 2003.  The increase was primarily due to cash generated from operations.  Substantially all of the cash balance as of July 3, 2004 was invested in foreign money market accounts.  Our cash and profits generated by foreign subsidiaries are expected to be reinvested indefinitely.  Any repatriation of earnings and cash back to the United States would be deemed to be a dividend and would be subject to U.S. income taxes, state income taxes, and foreign withholding taxes.

Our financial condition at July 3, 2004, continued to be strong, with a current ratio (current assets to current liabilities) of 4.6, as compared to 4.7 to 1 at the end of the first quarter 2004, and as compared to a ratio of 4.3 to 1 at December 31, 2003.  The improvement of this ratio in 2004 is primarily attributable to increases in cash during the first half of 2004, partially offset by cash used for investing activities.  Our ratio of liabilities to total assets was 0.28 to 1 at July 3, 2004, as compared to 0.28 to 1 at the end of the first quarter 2004, and as compared to a ratio of 0.29 to 1 at December 31, 2003.

Cash flows from operations were $60.6 million for the first half of 2004, as compared to $51.2 million for the first half of 2003, primarily attributable to higher net income.   The payment for capital expenditures is reflected as investing cash flow in the period in which the invoice is paid.  Accordingly, the increase in third-party accounts payable of $1.9 million at July  3, 2004 as compared to December 31, 2003, includes the payment of approximately $2.0 million related to capital expenditures which were unpaid at December 31, 2003 (which were subsequently paid in 2004), and excludes approximately $3.1 million related to capital expenditures which were unpaid at July 3, 2004.

Cash used in investing activities was $16.3 million for the first half of 2004, as compared to cash used in investing activities of $3.1 million for the first half of 2003.   Cash flows related to investing activities are impacted by our short-term loan agreement with Vishay under which, we may, from time to time, advance money to Vishay.  All notes under this loan agreement are callable by us at any time.  Interest income related to these loans is included in cash flows from operating activities.  For the first half of 2003, we had a net inflow of $5 million for short-term investments pursuant to this agreement.  Since July 1, 2003, there have been no amounts outstanding under this agreement.  Cash paid for property and equipment was approximately $11.8 million in the first half of 2004, including $2.0 million which was included in accounts payable at December 31, 2003 and paid in 2004, and excluding $3.1 million which is included in accounts payable at July 3, 2004.   We continue to invest in expanding our in-house manufacturing capabilities to meet increasing demand.   Our capital expenditure budget for 2004 represents a significant increase versus our 2003 spending of $30 million.

For the next twelve months, management expects that cash flows from operations will be sufficient to meet our normal operating requirements and to fund our research and development and capital expenditure plans.

Tower Semiconductor

On May 17, 2004, we announced the signing of a definitive long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor.

Siliconix will place with Tower orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower’s Fab 1 over a seven to ten year period.  The agreement specifies minimum quantities per month and a fixed quantity for the term of the agreement.

The first phase of technology transfer from Siliconix to Tower has started and is estimated to last approximately 12 months.  After the completion of the technology transfer, the expected purchase commitments are approximately $8 million for year one; approximately $16 million for year two; and approximately $28 million per year through the end of the agreement.

We will advance to Tower $20 million to be used for the purchase of additional equipment required to satisfy our orders, which will be credited towards the purchase price of the wafers.   No amounts have been advanced as of the end of the second quarter 2004.

The closing of the agreement is subject to the approval of Tower’s lending banks.   If these approvals are not obtained, Siliconix will not have any obligations pursuant to this agreement.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risks associated with interest rate movements, currency rate movements on non-U.S. dollar denominated assets and liabilities, and collectibility of accounts receivable.  Due to the short-term nature of our investment portfolio, an immediate 10 percent increase in interest rates will not have a material effect on our near-term financial condition or results of operations.  We do not use derivative financial instruments for trading or speculative purposes.  We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.  No derivative financial instruments were utilized to hedge these exposures during the quarter ended July 3, 2004.

Item 4.     Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Principal Accounting Officer (PAO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and PAO concluded that our disclosure controls and procedures are effective as of the end of the second quarter of 2004, including for purposes of ensuring that all material information required to be filed in this report has been made known to our management, including the CEO and PAO, in a timely fashion.

There has not been any change in our internal controls over financial reporting during the second quarter of 2004 that  has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

(a)  The Company held its Annual Meeting of Stockholders on June 10, 2004.

(b)  Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management’s nominees for the directors as listed in the definitive proxy statement of the Company dated April 29, 2004, and all such nominees were elected.

(c)  Briefly described below is each matter voted upon at the Annual Meeting of Stockholders.

(1) Election of the following individuals to hold office as Directors of the Company for terms of one year:

Total common stock voted was 29,448,288.

	For	Withheld

Hanspeter Eberhardt	29,284,223	164,065
King Owyang	29,284,160	164,128
Glyndwr Smith	29,270,828	177,460
Timothy V. Talbert	29,270,837	177,451
Thomas C. Wertheimer	29,284,145	164,143

(2)   Ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2004. Total common stock voted was 29,247,834 in favor, 197,908 against, 2,546 abstain, and 0 broker non-votes.

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

On May 4, 2004, we filed a current report under Item 7 of Form 8-K, reporting the unaudited financial results for the quarter ended April 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICONIX INCORPORATED

/s/ KING OWYANG

King Owyang President and Chief Executive Officer

/s/ WILLIAM M. CLANCY

William M. Clancy Principal Accounting Officer

Date: August 10, 2004