Form 10-Q
period 2004-10-02
SILICONIX INC
filed 2004-11-09
CIK 90283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

As of November 5, 2004 registrant had 29,879,040 shares of its common stock outstanding.

SILICONIX INCORPORATED

FORM 10-Q

October 2, 2004

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Siliconix incorporated
Consolidated Balance Sheets

(In thousands)	October 2, 2004	December 31, 2003

	(unaudited )
Assets
Current assets:
Cash and cash equivalents	$311,312	$279,464
Accounts receivable, net	47,402	49,807
Accounts receivable from affiliates	21,271	27,800
Inventories	64,672	63,229
Other current assets	22,287	24,429
Deferred income taxes	3,508	3,508

Total current assets	470,452	448,237

Property and equipment, at cost:
Land	1,715	1,715
Buildings and improvements	58,704	57,761
Machinery and equipment	393,581	369,350

	454,000	428,826
Less accumulated depreciation	308,149	284,735

	145,851	144,091
Goodwill	7,445	7,445
Other assets	25,657	1,397

Total assets	$649,405	$601,170

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,823	$31,196
Accounts payable to affiliates	18,669	32,256
Accrued payroll and related compensation	11,185	8,776
Other accrued liabilities	33,461	30,843

Total current liabilities	97,138	103,071

Accrued pension benefits	3,320	3,137
Deferred income taxes	15,498	15,498
Other non-current liabilities	60,862	52,161
Minority interest	3,323	3,143

Total liabilities	180,141	177,010

Commitments and contingencies
Stockholders’ equity:
Common stock	299	299
Additional paid-in-capital	59,373	59,373
Retained earnings	410,704	365,619
Accumulated other comprehensive loss	(1,112)	(1,131)

Total stockholders’ equity	469,264	424,160

Total liabilities and stockholders’ equity	$649,405	$601,170

See accompanying notes.

Siliconix incorporated
Consolidated Statements of Operations

	Fiscal Quarter Ended		Nine Fiscal Months Ended

(Unaudited, In thousands, except for per share information)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003

Net sales	$115,207	$97,411	$354,283	$283,444
Cost of products sold	77,636	69,555	241,674	200,234

Gross profit	37,571	27,856	112,609	83,210
Operating expenses:
Research and development	5,467	4,706	16,638	14,419
Selling, marketing, and administrative expenses:
Related parties	6,058	4,493	17,351	13,267
Other non-related parties	6,301	6,967	22,015	20,251

Selling, marketing, and administrative expenses	12,359	11,460	39,366	33,518

Operating income	19,745	11,690	56,605	35,273

Interest income	1,034	610	2,331	1,810
Other (expense) income net	(372)	92	(954)	117

Income before taxes and minority interest	20,407	12,392	57,982	37,200
Income tax provision	(4,477)	(2,722)	(12,717)	(8,146)
Minority interest in income of consolidated subsidiary	(60)	(60)	(180)	(180)

Net income	$15,870	$9,610	$45,085	$28,874

Net income per share (basic and diluted)	$0.53	$0.32	$1.51	$0.97

Shares used to compute net income per share	29,879	29,879	29,879	29,879

See accompanying notes.

Siliconix incorporated
Consolidated Statements of Cash Flows

	Nine Fiscal Months Ended

(Unaudited, In thousands)	October 2, 2004	September 27, 2003

Cash flows from operating activities:
Net income	$45,085	$28,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,604	28,263
Loss on disposal of property, plant, and equipment	46	—
Other non-cash items	203	(249)
Prepayment to Tower Semiconductor	(20,000)	—
Changes in operating assets and liabilities:
Accounts receivable	2,405	(11,327)
Accounts receivable from affiliates	6,529	(5,120)
Inventories	(1,443)	2,614
Other current assets	2,317	(5,143)
Accounts payable	4,627	(3,125)
Accounts payable to affiliates	(13,587)	19,851
Accrued liabilities	5,208	10,444
Other	8,455	—

Net cash provided by operating activities	66,449	65,082

Cash flows from investing activities:
Purchase of property and equipment	(30,100)	(13,777)
Proceeds from sale of property and equipment	—	51
Proceeds from short-term investment with affiliate	—	215,000
Short-term investment with affiliate	—	(140,000)
Purchase of software licenses	(4,500)	—

Net cash used in investing activities	(34,600)	61,274

Cash flows from financing activities:
Proceeds from restricted common stock	—	3

Net cash provided by financing activities	—	3

Effect of exchange rate changes on cash and cash equivalents	(1)	(6)

Net increase in cash and cash equivalents	31,848	126,353
Cash and cash equivalents:
Beginning of period	279,464	137,082

End of period	$311,312	$263,435

See accompanying notes.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1:     Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by accounting principles generally accepted in the United States for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The comparative balance sheet at December 31, 2003 presented herein has been derived from the audited consolidated financial statements at that date. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto filed with the Company’s Form 10-K for the year ended December 31, 2003.  The results of operations for the third quarter and nine fiscal months ended October 2, 2004 are not necessarily indicative of the results to be expected for the full year.

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

During the third quarter of 2004, Siliconix and Vishay modified their agreement regarding collection of accounts receivable in Europe.  The amended agreement, which is similar to the present arrangement for the North America region, transfers the accounts receivable ownership to Vishay Semiconductor GmbH at the gross amount as soon as sales invoices are generated.  This provides Siliconix with immediate cash receipts for sales in the Europe region.  Vishay Semiconductor GmbH is compensated for accounts receivable collection, credit risk analysis, bad debt exposure, and selling expenses through a commission arrangement at a fixed percentage of sales.

The Company’s products are sold through the worldwide Vishay sales organization.  During the third quarter of 2004, the commission rate paid to Vishay for sales in the Asia region was reduced by 1%, retroactively to the beginning of 2004, due to Vishay’s actual expenses being less than the budgeted expenses that were the basis of the commission rate.  This reduction in the commission rate increased pretax earnings by approximately $2 million.

Except as described above, there were no changes to the agreements and relationships between Siliconix and Vishay during the nine fiscal months ended October 2, 2004.

The Company does not have any long-term debt, nor does it guarantee any of Vishay’s debt.  Through October 2, 2004, the Company has not been a party to any of Vishay’s debt agreements.

Due to the Company’s simple capital structure, basic and diluted net income per share are the same.

Certain prior period amounts have been reclassified to conform to the current financial statement presentation.

Note 2:     Inventories

The components of inventory are as follows:

(In thousands)	October 2, 2004	December 31, 2003

Finished goods	$16,026	$15,130
Work-in-process	37,885	39,613
Raw materials	10,761	8,486

	$64,672	$63,229

Note 3:   Contingencies

As of October 2, 2004, the Company remained a party to two environmental proceedings.

As of October 2, 2004, the Company is engaged in discussions with various parties regarding patent licensing and cross patent licensing issues.  In addition, the Company has observed that in the current semiconductor industry business environment, companies have become more aggressive in asserting and defending patent claims against competitors.  While the Company will continue to vigorously defend its intellectual property rights, the Company may become party to disputes regarding patent licensing and cross patent licensing.  An unfavorable outcome regarding one of these intellectual property matters could have a material adverse effect on the Company’s business and operating results.

In management’s opinion, based on discussion with legal counsel and other considerations, the ultimate resolution of the above-mentioned matters are not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.  There have been no significant changes in regard to these matters since December 31, 2003.

Note 4:   Comprehensive Income

Comprehensive income includes the following components (in thousands):

	Fiscal Quarter Ended		Fiscal Nine Months Ended

	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003

Net earnings	$15,870	$9,610	$45,085	$28,874
Other comprehensive income (loss):
Foreign currency translation adjustment	(2)	5	(1)	(6)
Pension liability adjustment	—	—	—	1
Unrealized gain on available for sale securities	37	—	20	—

Total other comprehensive income (loss)	35	5	19	(5)

Comprehensive income	$15,905	$9,615	$45,104	$28,869

Note 5:   Commitments

On May 17, 2004, the Company announced that it signed a definitive long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor, pursuant to which it will purchase semiconductor wafers from and transfer certain technology to Tower Semiconductor.

Siliconix will place orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower’s Fab 1 over a seven to ten year period.  The agreement specifies minimum quantities per month and a fixed quantity for the term of the agreement.  Siliconix must pay for any short-fall in minimum order quantities specified under the agreement.

The technology transfer from Siliconix to Tower has started and is estimated to be completed by the second quarter of 2005.  After the completion of the technology transfer, the expected purchase commitments are approximately $8 million for year one of the agreement; approximately $16 million for year two of the agreement; and approximately $28 million per year through the end of the agreement.   Based on the expected date of completion of the technology transfer in the second quarter of 2005, the purchase commitments would be approximately $4 million, $12 million, and $22 million for the calendar years 2005, 2006, and 2007, respectively.  An acceleration or delay in the completion of the technology transfer will accelerate or delay, respectively, the timing of the future purchase commitments.

All remaining conditions of this agreement were satisfied in the third quarter of 2004.  Pursuant to the agreement, Siliconix advanced $20 million to Tower in the third quarter of 2004, to be used for the purchase of additional equipment required to satisfy Siliconix’s orders.  This advance is considered a prepayment on future wafer purchases, reducing the per wafer cost to Siliconix over the term of the agreement.   The consolidated balance sheet as of October 2, 2004 includes $204,000 in other current assets for prepayments expected to be utilized within one year and $19,796,000 in other assets related to credits to be utilized during the remaining term of the agreement.  An acceleration or delay in the completion of the technology transfer will accelerate or delay, respectively, the utilization of these prepayment amounts.

Note 6:     Other Assets and Other Non-current Liabilities

Other assets at October 2, 2004 include the non-current portion of the prepayment to Tower Semiconductor of approximately $19.8 million, long-term software licenses of approximately $4.2 million, and other items which are individually immaterial.  Other assets at December 31, 2003 include items which are individually immaterial.

Other non-current liabilities at October 2, 2004 and December 31, 2003 include primarily accruals related to income taxes, and other items which are individually immaterial.

Note 7:     New Accounting Pronouncements

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

We maintain various agreements and relationships with Vishay, which are discussed in detail in our annual report on Form 10-K for the year ended December 31, 2003.  Our products are sold by the Vishay worldwide sales organizations.  Effective from January 2001, Vishay Americas Inc., a wholly owned subsidiary of Vishay, assumed responsibility for collecting our accounts receivable for the North America region.  Other relationships with Vishay include administrative service sharing agreements, centralized payment services, a short-term loan agreement, and management fees for services provided by the Vishay corporate office.  All agreements and relationships with Vishay are reviewed and approved by the Siliconix Board of Directors.

During the third quarter of 2004, Siliconix and Vishay modified their agreement regarding collection of accounts receivable in Europe.  The amended agreement, which is similar to the present arrangement for the North America region, transfers the accounts receivable ownership to Vishay Semiconductor GmbH at the gross amount as soon as sales invoices are generated.  This provides Siliconix with immediate cash receipts for sales in the Europe region.  Vishay Semiconductor GmbH is compensated for accounts receivable collection, credit risk analysis, bad debt exposure, and selling expenses through a commission arrangement at a fixed percentage of sales.

During the third quarter of 2004, the commission rate paid to the Vishay sales organization for sales in the Asia region was reduced by 1%, retroactively to the beginning of 2004, due to Vishay’s actual expenses being less than the budgeted expenses that were the basis of the commission rate.

Except as described above, there were no changes to the agreements and relationships between Siliconix and Vishay during the nine fiscal months ended October 2, 2004.

Net income in the third quarter of 2004 was $15.9 million, or $0.53 per share, an increase of 5% from net income of $15.2 million, or $0.51 per share, in the second quarter of 2004, and an increase of 65% from net income of $9.6 million or $0.32 per share, in the third quarter of 2003.  Net sales in the third quarter of 2004 were $115.2 million, a 5% decrease over net sales of $120.7 million for the second quarter of 2004 and an 18% increase over net sales of $97.4 million for the third quarter of 2003.

Net income for the nine fiscal months ended October 2, 2004 was $45.1 million, or $1.51 per share, an increase of 56% from net income of $28.9 million, or $0.97 per share, for the comparable prior year period.   Net sales in the nine fiscal months ended October 2, 2004 were $354.3 million, a 25% increase over net sales of $283.4 million for comparable prior year period.

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

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business.  The following table shows sales, the end-of-period backlog, and the book-to-bill ratio for our business during the five quarters beginning with the third quarter of 2003 through the third quarter of 2004.

	3rd Quarter 2003	4th Quarter 2003	1st Quarter 2004	2nd Quarter 2004	3rd Quarter 2004

Sales	$97,411,000	$108,619,000	$118,383,000	$120,693,000	$115,207,000
End-of-Period Backlog	$84,700,000	$120,600,000	$147,300,000	$170,400,000	$132,800,000
Book-to-Bill Ratio	1.19	1.34	1.25	1.18	0.67

Despite the decline in sales in the third quarter of 2004 as compared to the second quarter, sales levels remain higher than prior year comparable periods.  We noted a 46% decline in orders during the third quarter of 2004 as compared to the second quarter of 2004, yet our strong backlog as of the end of the second quarter enabled us to achieve only a 5% sequential reduction in sales.  The decline in orders is almost entirely from distributors, as orders from original equipment manufacturers and electronic manufacturing services companies have been stable.

During the first half of this year, our distribution customers, particularly in Asia, booked orders in anticipation of increased end-customer demand. Demand did increase, but not as much as anticipated. Therefore, our third quarter results reflected inventory realignment between our distributors’ order rates and their resale rates to their customers. This was particularly noticeable in our September bookings.   Our customers are definitely more cautious in their ordering patterns than earlier this year; therefore, we anticipate the possibility of further inventory corrections by our distributors in the fourth quarter.

At the present time, the contracting backlog and potential decline in order rates has not changed our capacity planning or overall long-term strategy.

Pricing in our industry can be volatile.  During the third quarter of 2004, we noted modest price improvements compared to the second quarter of 2004.  The average pricing levels for the year-to-date period of 2004 are significantly below average prices attained in 2003 and prior periods.  We expect modest price reductions for the remainder of 2004.

Capacity Utilization

Capacity utilization is a reflection, in part, of product demand trends.  Most of our internal product lines continue to operate near full capacity.  We have taken and will continue to take necessary steps to increase our capacity to accommodate increased demand.   These steps have included removing production bottlenecks in our fabrication facilities and securing additional equipment to expand our backend operations.  Our efforts to increase our capacity are yielding results, and lead times are decreasing, but this has also allowed our customers to be more conservative in their ordering.  Our capital expenditure budget has increased substantially as a result of our expansion program.  For the nine fiscal months ended October 2, 2004, capital expenditures were over $30 million, and we expect capital expenditures for the full year 2004 to be approximately $50 million, an increase of 72% versus prior year.  This significant increase in capital expenditures required to support our expansion program is expected to be funded entirely by cash flows from operations.

The use of subcontractors is part of our manufacturing strategy of supplying about 80% of the customer demand from internal capacity, with reliance on foundries and subcontractors to meet the remaining 20% of the demand.  For the nine fiscal months ended October 2, 2004, our use of foundries and subcontractors was higher than 20%, however, our use of subcontractors decreased in the second and third quarters of 2004 as compared to the first quarter of 2004, and we are close to our target.  Our strategy of outsourcing a portion of our manufacturing requirements enables us to deal effectively with the fluctuating cycles of the semiconductor industry.  Additionally, these capacity constraints also result in us having some ability to focus on higher-margin products.

Subcontractor fees from independent foundries in the nine fiscal months ended October 2, 2004 were approximately $45.8 million, as compared to $28.1 million in the comparable prior year period.  Subcontractor fees from independent subcontractors for assembly and testing in the nine fiscal months ended October 2, 2004 were approximately $15.6 million, as compared to $10.4 million for the comparable prior year period.  Subcontractor fees from Vishay affiliates in the nine fiscal months ended October 2, 2004 were approximately $33.2 million, as compared to $27.7 million for the comparable prior year period.

We do not anticipate immediate increases in sales as a result of our expanded internal production, as products made using the additional capacity replace products previously manufactured by subcontractors.  We expect, however, that our expanded internal capacity will allow us to shorten our lead time and response to our customer demand, which should increase future sales during periods of increasing demand.  Additionally, our expanded internal capacity should result in some improvement in gross margin.

To expand future front-end capacity, we entered a long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor in May 2004, pursuant to which we will purchase semiconductor wafers from and transfer certain technology to Tower Semiconductor.  We will place orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower’s Fab 1 over a seven to ten year period.  The agreement specifies minimum quantities per month and a fixed quantity for the term of the agreement.  We must pay for any short-fall in minimum order quantities specified under the agreement.

The technology transfer from Siliconix to Tower has started and is estimated to be completed by the second quarter of 2005.  After the completion of the technology transfer, the expected purchase commitments are approximately $8 million for year one of the agreement; approximately $16 million for year two of the agreement; and approximately $28 million per year through the end of the agreement.   Based on the expected date of completion of the technology transfer in the second quarter of 2005, the purchase commitments would be approximately $4 million, $12 million, and $22 million for the calendar years 2005, 2006, and 2007, respectively.  An acceleration or delay in the completion of the technology transfer will accelerate or delay, respectively, the timing of the future purchase commitments.

All remaining conditions of this agreement were satisfied in the third quarter of 2004.  Pursuant to the agreement, Siliconix advanced $20 million to Tower in the third quarter of 2004, to be used for the purchase of additional equipment required to satisfy Siliconix’s orders.  This advance is considered a prepayment on future wafer purchases, reducing the per wafer cost to Siliconix over the term of the agreement.   The consolidated balance sheet as of October 2, 2004 includes $0.2 million in other current assets for prepayments expected to be utilized within one year and $19.8 million in other assets related to credits to be utilized during the remaining term of the agreement.  An acceleration or delay in the completion of the technology transfer will accelerate or delay, respectively, the utilization of these prepayment amounts.

Results of Operations

Income statement captions as a percentage of net sales, and the effective tax rates, were as follows:

	Fiscal Quarter Ended		Nine Fiscal Months Ended

	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003

Costs of products sold	67.4%	71.4%	68.2%	70.6%
Gross profit	32.6%	28.6%	31.8%	29.4%
Research and development	4.7%	4.8%	4.7%	5.1%
Selling, marketing & administrative expenses	10.7%	11.8%	11.1%	11.8%
Operating income	17.1%	12.0%	16.0%	12.4%
Income before taxes and minority interest	17.7%	12.7%	16.4%	13.1%
Net income	13.8%	9.9%	12.7%	10.2%
Effective tax rate	21.9%	22.0%	21.9%	21.9%

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

Net Sales

Net sales for the third quarter of 2004 were $115.2 million, as compared to $97.4 million for the comparable prior year period. Net sales for the nine fiscal months ended October 2, 2004 were $354.3 million, compared to $283.4 million for the comparable prior year period.  Net sales increased 18% and 25% compared to the third quarter and nine fiscal months ended September 27, 2003, respectively.  The increase in sales versus the prior year quarter  was primarily attributable to increased volumes, better pricing, and favorable mix in terms of sale of higher price products.   The increase in sales versus the nine fiscal months ended September 27, 2003 was primarily attributable to increased volumes and favorable mix, partially offset by lower average prices.  During the third quarter of 2004, we noted weakening market conditions in the European consumer segment and softening in Asia.  We also noted a slow-down in notebook computers and mobile phones, mainly impacting Asia.   However, sales for all regions and all market segments have been stronger in the third quarter and nine fiscal months ended October 2, 2004, as compared to the prior year periods.

Sales volume in the nine fiscal months ended September 27,  2003 was impacted by the outbreak of Severe Acute Respiratory Syndrome (SARS) in Asia, where we have over 70% of our sales.   Volumes for the third quarter and nine fiscal months ended October 2, 2004 increased by 15.4% and 28.5%, respectively, as compared to the third quarter and nine fiscal months ended September 27, 2003, respectively.  Average selling prices for the third quarter of 2004 have increased by 1.1% as compared to the third quarter of 2003.  Average selling prices for the nine fiscal months ended October 2, 2004 have decreased by 3.5% as compared to the nine fiscal months ended September 27, 2003.

Our sales growth is limited to some degree by front-end capacity constraints.   However, we continue to expand our capacity, and were able to utilize this constraint to our advantage by focusing on producing higher-margin products such as those used in the mobile phone and industrial end-use markets, and reducing production of lower-margin products for the desktop computer and battery pack end-use markets.  The decline in orders noted during the third quarter of 2004 has required us to reduce this selectivity to some degree.

Gross Profit Margins

Gross profit as a percentage of sales for the quarter and nine fiscal months ended October 2, 2004 was 32.6% and 31.8%, respectively, as compared to 28.6% and 29.4%, respectively, for the comparable prior year periods. Gross margin improvement was largely attributable to increased sales volume and higher capacity utilization, as well as our cost reduction and material savings efforts.  These improvements in gross margin were offset in part by increased subcontractor costs and increased prices of precious metals for the third quarter and nine fiscal months ended October 2, 2004.  These improvements in gross margin for the first nine fiscal months of 2004 were also offset in part by lower average selling prices as compared to nine fiscal months ended September 27, 2003.

Our cost reduction programs are designed to make better use of our existing assets and employees and include a wide range of manufacturing process efficiencies designed to reduce the unit cost of manufacturing our maturing products.  These efficiencies are gained through increased automation and reduced waste.  Additionally, we have achieved better capacity utilization from eliminating or reducing production bottlenecks, and also through the use of a smaller die to incorporate more units per silicon wafer, thus reducing raw material usage.  Further, we continue to benefit from the economies of scale obtained through our agreements, transactions and relationships with Vishay, resulting in administrative and operating efficiencies.  Siliconix has also been able to leverage the consolidated Vishay purchasing power to obtain some price concessions from Siliconix’s suppliers.

The product mix during the nine fiscal months ended October 2, 2004 improved, which is, in part, attributable to greater selectivity of business in light of our capacity constraints.  The decline in orders noted during the third quarter of 2004 has required us to reduce this selectivity to some degree.

The nine fiscal months ended September 27, 2003 was characterized by increased pricing pressures, volume decreases attributable to SARS, and a shift in the product mix towards commodity products that command lower margins, all of which resulted in an overall lower gross margin.

Research and Development

Research and development expenses for the quarter and nine fiscal months ended October 2, 2004 were $5.5 million and $16.6 million, respectively, as compared to $4.7 million and $14.4 million, respectively, for the comparable prior year periods.  As compared to the second quarter of 2004, research and development costs for the quarter decreased sequentially by $0.4 million, due to increased allocation of engineers’ time to technology transfers to foundries.  New product introductions continue to be key in capturing the design opportunities and providing technical solutions to innovative application challenges. In the third quarter, we released a total of 40 new products in our power IC, power MOSFET, and analog switch product families.  Our third quarter design activity included 280 new design wins for graphics cards; plasma and LCD displays; consumer goods such as PDAs, digital still cameras, and games; and power supply and fixed telecom applications.

Selling, Marketing, and Administrative Expenses

Selling, marketing, and administrative expenses for the quarter and nine fiscal months ended October 2, 2004 were $12.4 million and $39.4 million, respectively, as compared to $11.5 million and $33.5 million, respectively, for the comparable prior year periods.  Our selling, marketing, and administrative expenses as a percentage of net sales for the quarter and nine fiscal months ended October 2, 2004 were 10.7% and 11.1%, respectively, as compared to 11.8% and 11.8%, respectively, for the comparable prior year periods.  The increases versus prior year periods in selling, marketing, and administrative expenses was primarily attributable to increased sales commissions due to increased sales, as well as increased marketing activities and legal costs.  Sequentially, selling, marketing, and administrative costs decreased in the third quarter of 2004 as compared to the second quarter of 2004, primarily attributable to lower sales and a reduction in the commission rate charged by Vishay in Asia, pursuant to the existing agreements whereby Siliconix products are sold by the worldwide Vishay sales organization.  The reduced commission rate decreased commission expense by approximately $2 million.  We continue our efforts to manage and control costs effectively, as evidenced by the decrease in selling, marketing, and administrative expenses as a percentage of sales. Our legal costs increased by approximately $1.9 million to $3.1 million in the nine fiscal months ended October 2, 2004 as compared to the corresponding 2003 period, and we anticipate legal expenses for the full year 2004 to be approximately $4.5 million, which is more than double the legal expenses we incurred in 2003.  The increase in legal costs reflects our commitment to vigorously defend our intellectual property, which we view as central to our continued success in the marketplace. When we believe other companies are misappropriating our intellectual property rights, we vigorously enforce those rights through legal action, and we intend to continue to do so.

Interest Income

Interest income for the third quarter and nine fiscal months ended October 2, 2004 were $1.0 million and $2.3 million, respectively, as compared to $0.6 million and $1.8 million, respectively, for the comparable prior year periods.   All excess cash not immediately needed to fund our operations is invested in money market funds.   The increase in interest income is attributable to higher cash balances and higher interest rates in 2004 as compared to 2003.

Other Expense

Other expenses for the quarter and nine fiscal months ended October 2, 2004 were $0.4 million and $1.0 million, respectively, as compared to negligible amounts for the comparable prior year periods.   The largest component of other expense is foreign currency losses in the nine fiscal months ended October 2, 2004, whereas foreign currency impacts were essentially neutral in the nine fiscal months ended September 27, 2003.

Income Taxes

Our effective tax rate for both the quarter and nine fiscal months ended October 2, 2004 was 21.9%, as compared to 22.0% and 21.9%, respectively, for the comparable prior year periods.  We continue to recognize favorable tax rates due to our foreign operations.

Financial Condition, Liquidity, and Capital Resources

As of October 2, 2004, we had $311.3 million in cash and cash equivalents, compared to $279.4 million in cash and cash equivalents as of December 31, 2003.  The increase was primarily due to cash generated from operations.  Substantially all of the cash balance as of October 2, 2004 was invested in foreign money market accounts.  Our cash and profits generated by foreign subsidiaries are expected to be reinvested indefinitely.  Under U.S. tax law, any repatriation of earnings and cash back to the United States would be deemed to be a dividend and would be subject to U.S. income taxes, state income taxes, and foreign withholding taxes.  We are currently evaluating the impact of repatriation of earnings and cash pursuant to the American Jobs Creation Act of 2004, which was signed into law in October 2004.

Our financial condition at October 2, 2004 continued to be strong, with a current ratio (current assets to current liabilities) of 4.8 to 1, as compared to 4.6 to 1 at the end of the second quarter 2004, and as compared to a ratio of 4.3 to 1 at December 31, 2003.  The improvement of this ratio in 2004 is primarily attributable to increases in cash during the nine fiscal months ended October 2, 2004, partially offset by cash used for investing activities and the $20 million prepayment to Tower in the third quarter of 2004 discussed above.  Our ratio of liabilities to total assets was 0.28 to 1 at October 2, 2004, as compared to a ratio of 0.28 to 1 at the end of the second quarter 2004, and as compared to a ratio of 0.29 to 1 at December 31, 2003.

Cash flows from operations were $66.4 million for the nine fiscal months ended October 2, 2004, as compared to $65.1 million for the nine fiscal months ended September 27, 2003, primarily attributable to higher net income, partially offset by the prepayment to Tower in the third quarter of 2004.   The payment for capital expenditures is reflected as investing cash flow in the period in which the invoice is paid.  Accordingly, the increase in third-party accounts payable of $4.6 million at October 2, 2004 as compared to December 31, 2003, includes the payment of approximately $2.0 million related to capital expenditures which were unpaid at December 31, 2003 (which were subsequently paid in 2004).

Cash used in investing activities was $34.6 million for the nine fiscal months ended October 2, 2004, as compared to cash provided by investing activities of $61.3 million for the nine fiscal months ended September 27, 2003.   Cash flows related to investing activities are impacted by our short-term loan agreement with Vishay under which, we may, from time to time, advance money to Vishay.  All notes under this loan agreement are callable by us at any time.  Interest income related to these loans is included in cash flows from operating activities.  For the nine fiscal months ended September 27, 2003, we had a net inflow of $75 million for short-term investments pursuant to this agreement.  Since July 1, 2003, there have been no amounts outstanding under this agreement.  The present loan agreement with Vishay expires on January 2, 2005.  Cash paid for property and equipment was approximately $30.1 million in the nine fiscal months ended October 2, 2004, including $2.0 million which was included in accounts payable at December 31, 2003 and paid in 2004.   We continue to invest in expanding our in-house manufacturing capabilities to meet increasing demand.   We expect our capital expenditures for the full year 2004 to be approximately $50 million, an increase of 72% from the prior year.  For additional information on our capital expansion plans, see the section “Capacity Utilization” above.

For the next twelve months, management expects that cash flows from operations will be sufficient to meet our normal operating requirements and to fund our research and development and capital expenditure plans.

Safe Harbor Statement

Statements contained herein that relate to the our future performance and outlook, including, without limitation, statements with respect to trends in revenues and bookings and the anticipated future benefits of our product and cost reduction strategies, are forward-looking statements within safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the factors that could cause actual results to materially differ include: changes in the demand for, or in the mix of, our products and services; market-wide business and economic trends in general or in the specific areas where we sell the bulk of our products; competitive pricing and other competitive pressures; cancellation of a material portion of the orders in our backlog; difficulties in expansion and/or new product development, including capacity constraints and skilled personnel shortages; changes in laws, including trade restrictions or prohibitions; currency exchange rate fluctuations; labor unrest or strikes; capacity constraints and the ability to respond quickly and efficiently to changing patterns of demand; and such other factors affecting our operations, markets, products, services and prices as are set forth in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risks associated with interest rate movements, currency rate movements on non-U.S. dollar denominated assets and liabilities, and collectibility of accounts receivable.  Due to the short-term nature of our investment portfolio, an immediate 10 percent increase in interest rates will not have a material effect on our near-term financial condition or results of operations.  We do not use derivative financial instruments for trading or speculative purposes.  We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.  No derivative financial instruments were utilized to hedge these exposures during the quarter ended October 2, 2004.

Item 4.  Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Principal Accounting Officer (PAO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and PAO concluded that our disclosure controls and procedures are effective as of the end of the third quarter of 2004, including for purposes of ensuring that all material information required to be filed in this report has been made known to our management, including the CEO and PAO, in a timely fashion.

There has not been any change in our internal controls over financial reporting during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 3, 2004, we filed a current report under Item 7 of Form 8-K, reporting the unaudited financial results for the quarter and six fiscal months ended July 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICONIX INCORPORATED

/s/ KING OWYANG

King Owyang President and Chief Executive Officer

/s/ WILLIAM M. CLANCY

William M. Clancy Principal Accounting Officer

Date: November 9, 2004