Form 10-K/A
period 2003-12-31
SILICONIX INC
filed 2004-11-16
CIK 90283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

                            EXPLANATION OF AMENDMENT

Siliconix incorporated is filing this Form 10-K/A solely for the purpose of updating the CEO and PAO certifications (Exhibits 31.1 and 31.2) to comply with SEC Release No. 34-47986. No other revisions have been made to the Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: November 16, 2004

                               SILICONIX INCORPORATED

                               By: /s/ King Owyang
                                  ----------------------------
                                  King Owyang
                                  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                          Title                           Date
---------                          -----                           ----

Principal Executive Officer:

/s/ King Owyang                President, Chief Executive      November 16, 2004
-----------------------        Officer and a Director
King Owyang


Principal Financial and
Accounting Officer:


/s/ William M. Clancy          Principal Accounting Officer    November 16, 2004
-----------------------
William M. Clancy


/s/ Glyndwr Smith              Chairman of the Board           November 16, 2004
-----------------------        of Directors
Glyndwr Smith


/s/ Hanspeter Eberhardt        Director                        November 16, 2004
-----------------------
Hanspeter Eberhardt


/s/ Timothy V. Talbert         Director                        November 16, 2004
-----------------------
Timothy V. Talbert


/s/ Thomas C. Wertheimer       Director                        November 16, 2004
-----------------------
Thomas C. Wertheimer

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