Form 10-K
period 2004-12-31
SILICONIX INC
filed 2005-03-15
CIK 90283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________

Commission file number 0-3698

Siliconix incorporated
 (Exact name of registrant as specified in its charter)

Delaware	94-1527868
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2201 Laurelwood Road
Santa Clara, California 95054
(Address of principal executive offices)

(408) 988-8000
 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value
 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes   ☒  No   ☐

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter ($47.63 on July 3, 2004) was $278,400,000.  There is no non-voting stock.

As of March 9, 2005, registrant had 29,879,040 shares of its common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement, which will be filed within 120 days of December 31, 2004, are incorporated by reference into Part III.

This page intentionally left blank.

Siliconix incorporated
Form 10-K for the year ended December 31, 2004

This page intentionally left blank.

PART I

Item 1.          BUSINESS

General

Siliconix incorporated (“Siliconix” or the “Company”) designs, markets, and manufactures power and analog semiconductor products.  We focus on technologies and products for the communications, computer and automotive markets.  Additionally, many of our products are used in industrial and consumer applications.

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

Siliconix was a member of TEMIC Semiconductors, a division of the Daimler-Benz microelectronics consortium, for several years. On March 2, 1998, Daimler-Benz sold the Semiconductor Division of TEMIC, which included its interest in Siliconix, to Vishay Intertechnology, Inc. (“Vishay”).

Vishay owns an 80.4% interest in Siliconix.  Vishay, a Fortune 1,000 company listed on the New York Stock Exchange, is one of the world’s largest manufacturers of discrete semiconductors (diodes, rectifiers, transistors, optoelectronics, and selected ICs) and passive electronic components (resistors, capacitors, inductors, and transducers).  Vishay’s components can be found in products manufactured in a very broad range of industries worldwide.  Vishay is headquartered in Malvern, Pennsylvania, and has plants in seventeen countries employing over 25,000 people.

On February 1, 2005, the Board of Directors of Siliconix approved the acquisition by Siliconix of Vishay Semiconductor Itzehoe GmbH (“VSIG”) from Vishay.  The acquired entity has been renamed “Siliconix Itzehoe GmbH.”   VSIG had been a wholly owned subsidiary of Vishay, and Siliconix Itzehoe GmbH is now a wholly owned subsidiary of Siliconix.   This transaction has been accounted for as a merger of entities under common control and has been recorded in a manner similar to a pooling of interests.  Accordingly, the accompanying combined consolidated financial statements and information presented in this Form 10-K include the accounts of Siliconix incorporated and VSIG for all periods presented.  Adjustments recorded to restate previously reported financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 consisted of those necessary to include the balances and results of VSIG and to eliminate intercompany balances and transactions  between Siliconix incorporated and VSIG.  See Note 1 to our combined consolidated financial statements for additional information.

We maintain various agreements, transactions and relationships with Vishay.  Our products are sold by the Vishay worldwide sales organizations.  Effective from January 2001, Vishay Americas, Inc., a wholly owned subsidiary of Vishay, assumed responsibility for collecting our accounts receivable and the associated bad debt risk for the North America region.  Under the terms of the agreement, Vishay Americas effectively purchases the receivables from Siliconix as they are generated.  Effective from July 2004, Vishay Semiconductor GmbH, a wholly owned subsidiary of Vishay, assumed responsibility for collecting our accounts receivable and the associated bad debt risk for the Europe region.  Under the terms of the agreement, Vishay Semiconductor GmbH effectively purchases the receivables from Siliconix as they are generated. Other relationships with Vishay include administrative service sharing agreements, centralized payment services, a short-term loan agreement (which expired January 2, 2005), and management fees for services provided by the Vishay corporate office.  All agreements and relationships with Vishay are reviewed and approved by directors serving on the Siliconix Board of Directors who are not affiliated with Vishay.

As further described in Note 13 to our combined consolidated financial statements, on March 3, 2005, Vishay announced its intention to commence a tender offer for all outstanding shares of Siliconix not owned by Vishay.

Products

The power and analog semiconductor products produced by Siliconix can be divided into two general classes: discrete devices and integrated circuits (ICs).  Discrete devices are active components that generate, control, regulate and amplify or switch electronic signals or energy.  They must be interconnected with passive components (resistors, capacitors, inductors, etc.) or other active components to create an electronic circuit. ICs consist of a number of active and passive components, interconnected on a single chip, that are intended to perform a specific function.  See Note 7 to our combined consolidated financial statements for information on sales by operating segment.

Our discrete power MOSFETs (an acronym for “metal oxide semiconductor field effect transistor”) and power ICs are designed for similar applications and can often be used together as chip sets with complementary performance characteristics optimized for a specific application.

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

Advanced process technologies, such as our TrenchFET® technology, offer very high transistor cell density, very low on-resistance and optimized switching parameters for high frequency dc-to-dc power conversion.

These process technologies have been coupled with innovative packaging techniques to create surface mount product families, such as LITTLE FOOT® power MOSFETs, which provide customers with size and performance benefits as well as manufacturing compatibility with digital ICs.  Our new package innovation, PowerPAK® power MOSFETs, drastically improves thermal performance, giving a higher current capability than other package solutions for a given footprint.  This leadless package with ultra thin height profile combined with bond wireless technology such as PowerConnectTM allows for desirable characteristics such as extreme low on-resistance, small size and better power dissipation.  Other package innovations are focused on making the overall size of the device smaller, and include the introduction of LITTLE FOOT® power MOSFETs in SC-75A and SC-89 packages as well as chipscale MICRO FOOT® power MOSFETs in which the plastic package is eliminated altogether.  These product platforms provide competitive advantages to our customers by offering better performance and smaller form factors for new product development.

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

The balance of our product line includes discrete small-signal transistors and signal processing ICs (e.g., analog switches and multiplexers).  Our small-signal transistors range from junction field-effect transistors (JFETs), which was Siliconix’s original product line and even today remain critical for some applications, to newer transistor processes, such as our double-diffused metal oxide transistor (DMOS) processes, which offer performance advantages over competitors’ products.  The analog switch and multiplexer product family has long been used in instrumentation and industrial equipment that receives and/or outputs real-world analog signals.  A recent application for this technology is in broadband communication devices such as xDSL modems.

Manufacturing Operations

Our manufacturing operations are strategically located to support customer-manufacturing locations, cultivate growth markets and access cost-effective labor markets.  All of our manufacturing sites use Statistical Process Control methods of total quality control and have ISO 9000 certification.  In addition, we have ISO 14001 certification for manufacturing sites in the United States, Germany, the Republic of China (Taiwan), and the People’s Republic of China.

Our manufacturing process is comprised of two primary phases.  The first, or “front-end” phase, involves the foundry of silicon wafers.  The second, or “back-end” phase, involves the assembly of our end-products and all necessary testing of product performance.

We manufacture power products in a Siliconix-owned Class 1 six-inch wafer fabrication facility in Santa Clara, California.  Siliconix Itzehoe GmbH also manufactures power products, pursuant to an existing agreement entered into in 1996 with Fraunhofer Gesellschaft (“FHG”).  This agreement allows us to use the FHG wafer fabrication facility in Itzehoe, Germany until December 31, 2007.  We are presently negotiating the terms of an extension of this agreement, which will enable us to expand production capacity at the Itzehoe facility to enable 8-inch wafer fabrication capabilities.  Prior to our acquisition of VSIG, we subcontracted wafer fabrication through this affiliate.

A subcontractor in Japan also manufactures our power products for us under a five-year foundry agreement entered into in 2004.  The manufacturing of wafers for analog switches and multiplexers is done in Santa Clara and through an outsourcing arrangement with a foundry in Dresden, Germany.  A subcontractor in Beijing, People’s Republic of China manufactures small signal transistors.  We use additional fabrication subcontractors in the Republic of China (Taiwan) and the United States for selected processes.  Assembly and test facilities include a Siliconix-owned facility in Kaohsiung, Republic of China (Taiwan) and a Siliconix-leased facility in Shanghai, People’s Republic of China.  Additionally, we subcontract assembly and testing through an affiliate of Vishay in Israel, as well as through independent subcontractors in the Philippines, the Republic of China (Taiwan), the People’s Republic of China, Thailand and Korea.

Our manufacturing strategy is to supply about 80% of our customer demand from internal capacity, and to rely on foundries and assembly and testing subcontractors to meet the other 20% of the demand. This strategy enables us to deal effectively with the fluctuating cycles of the semiconductor industry.

Sources of Supplies

Raw materials used by us include single-crystal silicon wafers, chemicals, gases, metal wire, and ceramic, plastic and glass-to-metal packages.  Although these materials are generally available from two or more sources, we experience difficulties in obtaining supplies of some raw materials from time to time.  Also, certain key materials are obtained from a limited group of suppliers, some of which are thinly capitalized independent companies.

Inventory and Backlog

We manufacture both standardized products and those designed and produced to meet customer specifications. We maintain an inventory of standardized components. Backlogs of outstanding orders for our products were $110.0 million, $120.6 million, and $62.3 million at December 31, 2004, 2003, and 2002, respectively.

We include in our backlog only open orders that have been released by the customer for shipment in the next twelve months.  Our customers encounter uncertain and changing demand for their products.  They typically order products from us based on their forecasts.  If demand falls below customers’ forecasts, or if customers do not control their inventory effectively, they may cancel or reschedule the shipments that are included in our backlog, in many instances without the payment of any penalty.  Therefore, the backlog at any point in time is not necessarily indicative of the results to be expected for future periods.

Customers and Marketing

We sell our products to original equipment manufacturers (OEMs), electronic manufacturing services (EMS) companies, which manufacture for OEMs on an outsourcing basis, and independent distributors that maintain large inventories of electronic components for resale to OEMs and EMSs.  Sales to distributors typically represent between 65% and 70% of our total sales.

Since the acquisition by Vishay of a majority interest in Siliconix in 1998, our products have been sold by the Vishay worldwide sales organization.

Vishay has established a Strategic Global Account program, which aligns its top customers with an identified Strategic Global Account manager, enabling Vishay’s diverse product families to have “one face to the customer.”  This Strategic Global Account manager coordinates sales, marketing, and contract administration for all products manufactured by Vishay companies, providing “one-stop” access to one of the broadest selections of discrete electronic components available directly from a manufacturing source anywhere in the world.  We believe that our participation in this program provides us with better access to these key customers.

The affiliated sales organizations are regionally based, functioning as undisclosed agents that earn a commission as a fixed percentage of sales and perform all sales-related activities.  We market our products in different geographic areas as follows:

North America: Sales are made by Vishay’s North American sales force, sales representative organizations, and distributors.  Regional sales directors employed by Vishay coordinate these representatives and the North American sales force.  Vishay’s North American sales headquarters are located in Shelton, Connecticut.  Regional sales offices are located in or near Chicago, Illinois; Tampa, Florida; Irving, Texas; Santa Clara, California; Orange County, California; Hauppauge, New York; Juarez, Mexico; and Guadalajara, Mexico.

Sales are made directly to OEMs and through distributors at approximately 350 locations throughout the United States and Canada.  Siliconix provides certain distributors with contracts to protect inventory against reductions in published prices and against product obsolescence.

South America:  Sales are made by Vishay’s South American sales force, sales representative organizations and distributors. Regional sales directors employed by Vishay coordinate these representatives and the South American sales force.  Vishay’s South American sales office is located in Campinas, Brazil.

Sales are made directly to OEMs and through distributors.  Siliconix provides certain distributors with contracts to protect inventory against reductions in published prices and against product obsolescence.

Europe:  Sales of our products in Europe are made by Vishay’s European sales force, sales representative organizations, and distributors.  As in North America, sales are made directly to OEMs and through distributors, with approximately 125 locations.  European distributors are provided with certain inventory obsolescence and price protections similar to those granted to United States distributors.  Vishay’s European headquarters are in Selb, Germany.  Regional sales offices are in Heilbronn, Heide, and Selb, Germany; Sunderland and Bracknell, United Kingdom; Paris, Lyon, and Nice, France; Madrid, Spain; Stockholm, Sweden; Helsinki, Finland; Milan, Italy; Istanbul, Turkey; Warsaw, Poland; Moscow, Russia; Budapest, Hungary; Voecklabruck, Austria; and Eindhoven, the Netherlands.

Japan:  Sales in Japan are made both by Vishay’s Japan sales force and distributors.  Regional sales offices are located in Tokyo and Osaka.

Asia-Pacific: Sales are made in Hong Kong, Korea, the Republic of China (Taiwan), the People’s Republic of China and in Southeast Asia by Vishay’s Asia-Pacific sales force, sales representative organizations, and distributors.  Vishay’s Asian sales headquarters are in Singapore. Regional sales offices are located in Singapore; Taipei, Republic of China (Taiwan); Beijing, Shanghai, Shenzhen and Hong Kong, People’s Republic of China; Seoul and Gumi, Korea; New Delhi, Pune and Bangalore, India; Penang, Malaysia; and Bangkok, Thailand.

In the Asia-Pacific region, as in the United States, sales are made directly to OEMs through field sales engineers  and through distributors, which currently have approximately 75 locations in the region.  The distributors are provided with certain inventory obsolescence and price protections similar to those granted to distributors in the United States.

Sales in the rest of the world are made through sales representatives, stocking representatives and distributors.

During 2004, approximately 15% of our net sales were attributable to customers in the Americas, approximately 15% were attributable to customers in Europe, and approximately 70% were attributable to customers in Asia.  Additional information on net sales on a geographic basis is included in Note 7 to our combined consolidated financial statements.   Additional information on customer concentrations is also included in Note 7 to our combined consolidated financial statements.

Competition

The semiconductor industry is highly competitive.  Many of our competitors are larger companies with greater financial resources and limited dependency on semiconductor products as their sole source of sales and earnings.  We have been able to compete effectively by being selective in our choice of products and markets, and by being a technology leader in those areas.  Our main competitors include Fairchild Semiconductor Corp., International Rectifier, Renesas, Infineon AG, Rohm Corp., Maxim, Analog Devices Inc., and ON Semiconductor. There are many other companies that produce products in the markets in which we compete.

Research and Development

Research and development activities are directed toward expanding our technology leadership.  Our focus is on developing new products and technologies with particular attention to activities that improve the cycle time from new product development to product release.  Total research and development expenditures were $21.2 million in 2004, $19.5 million in 2003, and $19.3 million in 2002. The increase in annual research and development expenditures since 2002 was due to our continuing commitment and effort to develop new products and technologies.

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

As of December 31, 2004, Siliconix owned 200 U.S. patents, covering primarily semiconductor device structures, processes, and circuitry.  Expiration dates for these patents range from 2005 to 2022. At December 31, 2004, there were also 36 U.S. patent applications pending.  Foreign counterparts of certain of these applications have been filed, or may be filed at an appropriate time.  We decide on a case-by-case basis whether, and in what countries, we will file counterparts of a United States patent application outside the United States.

Our ability to compete effectively with other companies depends, in part, on our ability to maintain the proprietary nature of our technology. Although we have been awarded, have filed applications for, or have been licensed under numerous patents in the United States and other countries, there can be no assurance concerning the degree of protection afforded by these patents or the likelihood that pending patents will be issued.

We require all employees and most consultants and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us.  These agreements provide that all confidential information developed or made known to the entity or individual during the course of the entity’s or individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances.  All of our employees have entered into agreements providing for the assignment to us of rights to inventions made by them while employed by us.

Our legal costs for patent matters in 2004 were more than double the legal expenses incurred in 2003.  The increase in legal costs reflects our commitment to vigorously defend our intellectual property, which we view as central to our continued success in the marketplace. When we believe other companies are misappropriating our intellectual property rights, we vigorously enforce those rights through legal action, and we intend to continue to do so.  See Item 3, “Legal Proceedings.”

During 2004, we settled one suit which we had initiated to enforce our intellectual property rights.   We are receiving royalty income on all sales of that company’s products which use our technology.  We presently have one other pending legal action that we have initiated against a company which we believe is misappropriating our intellectual property rights.

Although we have numerous United States and foreign patents covering certain of our products and manufacturing processes, no particular patent is considered individually material to our business.

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

See also the environmental matters described in more detail in Item 3, “Legal Proceedings.”

Employees

As of December 31, 2004, we employed 2,033 people, of whom 610 were employed in the United States, 1,246 in Asia, and 177 in Europe.  Our future success is substantially dependent on our ability to attract and retain these highly qualified technical and administrative personnel.

There are no collective bargaining agreements between us and our employees, and there have been no work stoppages due to labor difficulties.  We consider our relations with our employees to be good.

Company Information and Website

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

In addition, our company website can be found on the Internet at http://www.siliconix.com.  The website contains information about us and our operations.  Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K, and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. To view the reports, access ir.siliconix.com, and click on “SEC Filings.”

Any of the above documents can also be obtained in print by any shareholder by request to our Investor Relations Department at the following address:

Investor Relations Siliconix incorporated 2201 Laurelwood Road Santa Clara, CA 95054

Item 2.           PROPERTIES

We own our principal manufacturing plant and general offices, which are located in four two-story buildings totaling 220,100 square feet on a 12-acre site in Santa Clara, California.  Siliconix Limited, a subsidiary, currently occupies, under an agreement with Vishay UK Limited, approximately 2,000 square feet at Vishay’s Bracknell, United Kingdom location, where our European headquarters are located.  Siliconix (Taiwan) Limited, a subsidiary, owns a 50,000-square-foot portion of a building in the Nan-Tse Export Processing Zone, a suburb of Kaohsiung, Republic of China (Taiwan), which consists of manufacturing and general office space.  Shanghai Simconix Co. Ltd., a joint venture between Siliconix and the Shanghai Institute of Metallurgy (the “SIM”), leases 85,000 square feet of manufacturing and general office space in Shanghai from the SIM.

The VSIG acquisition provides us access to the Itzehoe wafer fabrication facility, which is utilized pursuant to an agreement with Fraunhofer Gesellschaft (“FHG”), an institute partially owned by the German government.  The Itzehoe wafer fabrication facility provides an additional 26,900 square feet of leased manufacturing space.  We plan to expand the Itzehoe wafer fabrication facility’s manufacturing capabilities to include 8-inch wafer fabrication.

Item 3.           LEGAL PROCEEDINGS

From time to time we are involved in routine litigation incidental to our business. Management believes that such matters, either individually or in the aggregate, should not have a material adverse effect on our business or financial condition.

Environmental Matters

As of December 31, 2004, we remained a party to two environmental proceedings.  The first involves property that we vacated in 1972.  In July 1989, the California Regional Water Quality Control Board (“RWQCB”) issued Cleanup and Abatement Order No. 89-115 both to us and the then-owner of the property.  The Order alleged that we contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents.  The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels.  We subsequently reached a settlement of this matter with the then-owner of the property.  The settlement provided that said owner will indemnify us and our employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which we remain nominally subject.

The second proceeding involves our Santa Clara, California facility, which we have owned and occupied since 1969.  In February 1989, the RWQCB issued Cleanup and Abatement Order No. 89-27 to us.  The Order was based on the discovery of contamination of both the soil and the groundwater on the property by certain chemical solvents.  The Order called for us to specify and implement interim remedial actions and to evaluate final remedial alternatives.  The RWQCB issued subsequent orders regarding monitoring and clean-up of the site.  We have substantially complied with the RWQCB’s orders to date.

Intellectual Property Matters

We are engaged in discussions with various parties regarding patent licensing and cross patent licensing issues.  In addition, we have observed that in the current semiconductor industry business environment, companies have become more aggressive in asserting and defending patent claims against competitors.  We will continue to vigorously defend our intellectual property rights, and may become party to disputes regarding patent licensing and cross patent licensing.  An unfavorable outcome regarding one of these intellectual property matters could have a material adverse effect on our business and operating results.

When we believe other companies are misappropriating our intellectual property rights, we vigorously enforce those rights through legal action, and we intend to continue to do so.  During 2004, we settled one suit which we had initiated to enforce our intellectual property rights.   We are receiving royalty income on all sales of that company’s products which use our technology.  We presently have one other pending legal action that we have initiated against a company which we believe is misappropriating our intellectual property rights.

Shareholder Matters

In January 2005, an amended class action complaint was filed on behalf of all non-Vishay shareholders of Siliconix against Vishay, Ernst & Young LLP (independent registered public accounting firm that audits the Company’s financial statements), Dr. Felix Zandman, Chairman and Chief Technical and Business Development Officer of Vishay, and, as a nominal defendant, Siliconix.  The suit purports to state various derivative and class claims against the defendants including the purported taking by Vishay of Siliconix sales subsidiaries and the profits of those subsidiaries; the purported taking by Vishay of Siliconix’s SAP software system without compensation to Siliconix; the alleged use by Vishay of Siliconix’s assets as security for Vishay loans without compensation to Siliconix; the purported misappropriation by Vishay of Siliconix’s identity; the alleged taking by Vishay of Siliconix testing equipment; the alleged use by Vishay of Siliconix to save Vishay certain credits made available by an Israeli business development agency; the alleged misuse by Vishay of Siliconix’s patents to help Vishay acquire General Semiconductor; and the allegedly improper identification of  Dr. Zandman as a co-inventor on certain Siliconix patents.  The action seeks injunctive relief and unspecified damages.

As further described in Note 13 to our combined consolidated financial statements, on March 3, 2005, Vishay announced its intention to commence a tender offer for all outstanding shares of Siliconix not owned by Vishay.  Following this announcement by Vishay, several purported class-action complaints were filed against Vishay, Siliconix, and the Siliconix directors, alleging, among other things, that the intended offer is unfair and a breach of fiduciary duty, and seeking, among other things, to enjoin the transaction.  We and the other defendants have not yet responded to the complaints.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 4A.           EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our executive officers as of March 15, 2005:

Name	Age	Positions Held

King Owyang	59	President & Chief Executive Officer

Nick Bacile	57	Executive Vice President & Chief Operating Officer

Dr. Owyang joined Siliconix in January 1988 as a divisional Vice President of Research and Development.  He assumed additional responsibility for Corporate Reliability and Quality Assurance in April 1990.  He became Vice President, Engineering in May 1990; Executive Vice President, Technology and Silicon Operations in April 1992; and President and Chief Executive Officer in March 1998. Dr. Owyang holds B.S. and Ph.D. degrees in Physics.

Mr. Bacile joined Siliconix in May 1999 as Senior Vice President of the Siliconix Standard Products Unit.  He became Executive Vice President and Chief Operating Officer in September 2000. Prior to joining Siliconix, Mr. Bacile served as Vice President of Marketing for California Micro Devices Corporation, Milpitas, California, from July 1996 to April 1999.  Mr. Bacile holds a Bachelor Degree in Electronics.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Stock Market under the symbol SILI.  The following table sets forth the high and low sales prices for our common stock as reported on the NASDAQ composite tape for the indicated fiscal quarters.  Under Delaware law, we may pay dividends only from retained earnings or, if none, from net profits for the current or preceding fiscal year.  We have paid no dividends since December 1980 in order to retain our earnings to fund future growth requirements.  No change in such policy is anticipated in the near future.  As of March 9, 2005, there were 525 holders of record of our common stock.

	2004			2003

	High	Low		High	Low

Fourth quarter	$42.04	$35.00	Fourth quarter	$56.38	$43.56
Third quarter	$48.01	$32.51	Third quarter	$54.75	$35.78
Second quarter	$50.42	$37.50	Second quarter	$37.00	$23.46
First quarter	$50.57	$41.44	First quarter	$26.47	$20.81

Item 6.           SELECTED FINANCIAL DATA

The following table sets forth selected combined consolidated financial information as of and for the fiscal years ended December 31, 2004, 2003, 2002, 2001, and 2000.

On February 1, 2005, the Board of Directors of Siliconix approved the acquisition by Siliconix of Vishay Semiconductor Itzehoe GmbH (“VSIG”) from Vishay.  The acquired entity has been renamed “Siliconix Itzehoe GmbH”.  VSIG had been a wholly owned subsidiary of Vishay, and Siliconix Itzehoe GmbH is now a wholly owned subsidiary of Siliconix.   This transaction has been accounted for as a merger of entities under common control and has been recorded in a manner similar to a pooling of interests.  Accordingly, the accompanying combined consolidated financial statements and information presented in this Form 10-K has been restated to include the accounts of Siliconix incorporated and VSIG for all periods presented.  Please see Note 1 to the combined consolidated financial statements for additional information on the basis of presentation.

This table should be read in conjunction with our combined consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K (in thousands, except per share and employment data):

	As of and for the years ended December 31,

	2004	2003	2002	2001	2000

Net sales	$466,131	$398,092	$379,119	$306,965	$474,048
Operating income	$66,315	$49,630	$55,697	$16,502	$138,745
Net income	$54,780	$39,453	$46,367	$15,576	$107,924
Net income per share (basic and diluted)	$1.83	$1.32	$1.55	$0.52	$3.61
Shares used to compute basic and diluted net income per share	29,879	29,879	29,879	29,879	29,879
Total assets	$683,702	$631,724	$548,991	$505,256	$530,880
Capital expenditures	$57,549	$30,889	$26,061	$43,033	$68,884
Year-end worldwide employment	2,033	1,900	1,901	1,767	2,047

Item 7.	MANAGEMENT’S DISCUSSION AND ANALSYIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Siliconix incorporated is engaged in designing, manufacturing, and marketing power and analog semiconductor products.  We are a leading manufacturer of power MOSFETs (an acronym for “metal oxide semiconductor field effect transistor”), power ICs, and analog signal processing devices for computers, cellular phones, fixed communication networks, automobiles and other electronic systems.  Siliconix power MOSFETs are low-voltage, surface-mount products primarily used in the communication, computer, and automotive markets, as well as other industrial and consumer applications.  Siliconix power ICs are integrated circuits used in communication and data storage applications.  Siliconix signal processing products include a wide array of commodity products such as analog switches, low power MOSFETs, and junction field effect transistors (“JFETs”) used in the industrial and consumer markets.

Vishay Intertechnology, Inc. (“Vishay”) owns an 80.4% interest in Siliconix.  Vishay, a Fortune 1,000 company listed on the New York Stock Exchange, is one of the world’s largest manufacturers of discrete semiconductors (diodes, rectifiers, transistors, optoelectronics, and selected ICs) and passive electronic components (resistors, capacitors, inductors, and transducers).  Vishay’s components can be found in products manufactured in a very broad range of industries worldwide.  Vishay is headquartered in Malvern, Pennsylvania, and has plants in seventeen countries employing over 25,000 people.  As further described in Note 13 to our combined consolidated financial statements, on March 3, 2005, Vishay announced its intention to commence a tender offer for all outstanding shares of Siliconix not owned by Vishay.

On February 1, 2005, the Board of Directors of Siliconix approved the acquisition by Siliconix of Vishay Semiconductor Itzehoe GmbH (“VSIG”) from Vishay.  The acquired entity has been renamed “Siliconix Itzehoe GmbH”.  VSIG had been a wholly owned subsidiary of Vishay, and Siliconix Itzehoe GmbH is now a wholly owned subsidiary of Siliconix.   This transaction has been accounted for as a merger of entities under common control and has been recorded in a manner similar to a pooling of interests.  Accordingly, the accompanying combined consolidated financial statements and information presented in this Form 10-K include the accounts of Siliconix incorporated and VSIG for all periods presented.  Please see Note 1 to the combined consolidated financial statements for additional information on the basis of presentation.

We manufacture power products in a Siliconix-owned Class 1 six-inch wafer fabrication facility in Santa Clara, California.  Siliconix Itzehoe GmbH also manufactures power products, pursuant to an existing agreement entered in 1996 with Fraunhofer Gesellschaft (“FHG”).  This agreement allows us to use the FHG wafer fabrication facility in Itzehoe, Germany until December 31, 2007.  We are presently negotiating the terms of an extension of this agreement, which will enable us to expand production capacity at the Itzehoe facility to enable 8-inch wafer fabrication capabilities.  Prior to our acquisition of VSIG, we subcontracted wafer fabrication through this affiliate.

A subcontractor in Japan also manufactures our power products for us.  The manufacturing of wafers for analog switches and multiplexers is done in Santa Clara and through an outsourcing arrangement with a foundry in Dresden, Germany.  A subcontractor in Beijing, People’s Republic of China manufactures small signal transistors.  We use additional fabrication subcontractors in the Republic of China (Taiwan) and the United States for selected processes.  Assembly and test facilities include a Siliconix-owned facility in Kaohsiung, Republic of China (Taiwan) and a Siliconix-leased facility in Shanghai, People’s Republic of China.  Additionally, we subcontract assembly and testing through an affiliate of Vishay in Israel, as well as independent subcontractors in the Philippines, the Republic of China (Taiwan), the People’s Republic of China, Thailand and Korea.

We maintain various agreements, transactions and relationships with Vishay.  Our products are sold by the Vishay worldwide sales organizations, and our accounts receivable for the North America and Europe regions are transferred to wholly owned subsidiaries of Vishay as soon as invoices are generated.  These subsidiaries of Vishay assume all bad debt risk and pay for the receivables in cash no later than the end of the month in which the receivables are generated.  Other relationships with Vishay include administrative service sharing agreements, centralized payment services, a now-expired short-term loan agreement, and management fees for services provided by the Vishay corporate office.  All agreements and relationships with Vishay are reviewed and approved by the directors serving on the Siliconix Board of Directors who are not affiliated with Vishay.

Net income for the year ended December 31, 2004 was $54.8 million, or $1.83 per share, an increase of 39% from the $39.5 million, or $1.32 per share achieved in 2003.  Net sales in 2004 were $466.1 million, a 17% increase from net sales of $398.1 for 2003.

Results for the year ended December 31, 2004 reflected a strong first half and a weaker second half.  Overall results for 2004 were significantly improved versus 2003, which included a weaker first half and strong second half.  While we do not expect a rapid improvement in business conditions, we continue to position Siliconix for long-term growth.  We continue to operate near full internal capacity, and are proceeding with plans to expand production capacity at the facility leased by our newly acquired subsidiary in Itzehoe, Germany.

Financial Metrics

We utilize several financial measures and metrics to evaluate the performance and assess the future direction of our business.  These key financial measures and metrics include sales, gross profit margin, end-of-period backlog, and the book-to-bill ratio.  We also monitor changes in average selling prices (“ASP”) and inventory turnover.

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

Another important indicator of demand in our industry is the book-to-bill ratio, which is the ratio of the amount of product ordered during a period as compared with the product that we ship during that period. A book-to-bill ratio that is greater than one indicates that our backlog is building and that we are likely to see increasing revenues in future periods. Conversely, a book-to-bill ratio that is less than one is an indicator of declining demand and may foretell declining sales.

We focus on our inventory turnover as a measure of how well we are managing our inventory.  We define inventory turnover for a financial reporting period as our cost of products sold for the four fiscal quarters ending on the last day of the reporting period divided by our average inventory (computed using each quarter-end balance) for this same period.  A higher level of inventory turnover reflects more efficient use of our capital.

Pricing in our industry can be volatile.  We analyze trends and changes in average selling prices to evaluate likely future pricing.

The quarter-to-quarter trends in these financial metrics can also be an important indicator of the likely direction of our business. The following table shows sales, the end-of-period backlog, the book-to-bill ratio, the inventory turnover, and changes in average selling prices for our business as a whole during the five quarters beginning with the fourth quarter of 2003 and through the fourth quarter of 2004 (dollars in thousands):

	4th Quarter 2003	1st Quarter 2004	2nd Quarter 2004	3rd Quarter 2004	4th Quarter 2004

Sales	$110,830	$120,667	$121,960	$117,222	$106,282
Gross profit margin	28.5%	29.7%	32.6%	31.8%	25.4%
End-of-Period Backlog	$120,600	$149,800	$170,400	$132,800	$110,000
Book-to-Bill Ratio	1.34	1.24	1.18	0.68	0.78
Inventory Turnover	4.80	5.17	5.13	4.97	4.65
Change in ASP vs. prior quarter	-1.1%	3.5%	-1.7%	0.8%	-5.6%

Despite the decline in sales in the second half of 2004 as compared to the first half, overall sales levels were higher than for the prior year.  During the second half of 2004, we noted a 45% decline in orders as compared to the first half of the year, yet our strong backlog as of the end of the second quarter enabled us to moderate the decrease noted in sales.  The decline in orders is almost entirely from distributors, as orders from original equipment manufacturers and electronic manufacturing services companies have been stable.

At the present time, the contracting backlog and decline in order rates has not changed our capacity planning or overall long-term strategy.

During the fourth quarter of 2004, we noted an approximate 5.6% decline in average selling prices as compared to the third quarter of 2004 due to weakness in the market for our products.  This decline followed increases in prices in the first and third quarters.  The average pricing levels for 2004 were approximately 3% lower than the average prices attained in 2003, which represents historically low volatility in prices.  We expect pricing to be flat to moderately lower for 2005.

Capacity Utilization

Capacity utilization is a reflection of product demand trends.  Most of our internal product lines continue to operate near full capacity, particularly in our front-end (fabrication) operations.  Our back-end (assembly and testing) operations are running at approximately 85% to 90% of capacity.  We have taken and will continue to take necessary steps to increase our capacity to accommodate increased demand.  These steps have included removing production bottlenecks in our fabrication facilities and securing additional equipment to expand our backend operations.  Our efforts to increase our capacity are yielding results, and lead times are decreasing, but this has also allowed our customers to be more conservative in their ordering.  Our capital expenditure budget has increased substantially as a result of our expansion program.  For the full year 2004, capital expenditures were almost double the prior year’s investment.  Capital expenditures at the Itzehoe facility were approximately $9 million and $2 million in 2004 and 2003, respectively.  Capital expenditures for the Company as a whole are expected to be approximately $40 million for 2005, which primarily consists of expenditures to increase capacity, particularly front-end capacity at the Itzehoe facility.  Our present plans anticipate capital expenditures of $20 million in each of the next three years at the Itzehoe facility, to add 8-inch silicon wafer manufacturing capabilities.  We expect to be eligible to receive the benefits of grants from the government of the German state of Schleswig Holstein related to our additional investments at the Itzehoe facility.  Except for any grant monies received, this significant increase in capital expenditures required to support our expansion program is expected to be funded entirely by cash flows from operations.

The use of subcontractors is part of our manufacturing strategy of supplying approximately 80% of customer demand from internal capacity, with reliance on foundries and assembly and testing subcontractors to meet the remaining 20% of the demand.  For the years ended December 31, 2004 and 2003, our use of subcontractors was higher than our 20% guideline due to high customer demand.  Our strategy of outsourcing a portion of our manufacturing requirements enables us to deal effectively with the fluctuating cycles of the semiconductor industry.  Additionally, these capacity constraints also result in us having some ability to focus on higher-margin products in periods of high demand.

Subcontractor fees from independent foundries for the years ended December 31, 2004, 2003 and 2002 were $61.9 million, $39.1 million, and $35.6 million, respectively.   Subcontractor fees from independent assembly and testing subcontractors for the years ended December 31, 2004, 2003 and 2002 were $20.7 million, $16.0 million, and $17.4 million, respectively.  Subcontractor fees from Vishay affiliates for assembly and testing for the years ended December 31, 2004, 2003, and 2002 were approximately $13.5 million, $8.9 million and $5.0 million, respectively.

As described in the Overview and also in Note 1 to the combined consolidated financial statements, subcontract services from our affiliate VSIG of $33.2 million, $28.7 million, and $23.8 million in 2004, 2003, and 2002, respectively, have been eliminated subsequent to our acquisition of VSIG and its inclusion in the combined consolidated financial statements of Siliconix as a merger of entities under common control in a manner similar to a pooling of interests.

We do not anticipate immediate increases in sales as a result of our expanded internal production, as products made using the additional capacity replace products previously manufactured by subcontractors.  We expect, however, that our expanded internal capacity will allow us to shorten our lead time and response to our customer demand, which should increase future sales during periods of increased demand.  Additionally, our expanded internal capacity should result in some improvement in gross margin in periods of increased demand.

We maintain long-term foundry agreements with subcontractors to ensure access to external front-end capacity.

We entered into a long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor in May 2004, pursuant to which we will purchase semiconductor wafers from and transfer certain technology to Tower Semiconductor.  We will place orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower’s Fab 1 facility over a seven to ten year period.  The agreement specifies minimum quantities per month and a fixed quantity for the term of the agreement.  We must pay for any short-fall in minimum order quantities specified under the agreement.  The technology transfer from Siliconix to Tower has started and is estimated to be completed by the second quarter of 2005, at which time Siliconix will begin receiving wafers.

Also in 2004, we entered into a five-year foundry agreement for semiconductor manufacturing with a subcontractor in Japan.  This agreement was a continuation and expansion of a previous technology transfer and business agreement for the manufacture of silicon wafers.  The agreement calls for Siliconix to provide a rolling twelve month forecast of estimated requirements.  The first six months of this forecast are fixed as to quantity, and the subsequent six months are guaranteed not to be less than a quantity stated in the agreement.  Thereafter, the monthly quantity may vary based on market demand.  Under the agreement, Siliconix must guarantee that its business with this subcontractor represents a minimum percentage of wafer requirements and is required to make its best efforts not to reduce the average monthly demand rate below a specified threshold.

Cost Management

Our cost reduction programs are designed to make better use of our existing assets and employees and include a wide range of manufacturing process efficiencies designed to reduce the unit cost of manufacturing our maturing products.  These efficiencies are gained through increased automation and changes in technology.  Additionally, we have achieved better capacity utilization from eliminating or reducing production bottlenecks, and also through the use of a smaller die to incorporate more units per silicon wafer, thus reducing raw material usage.  Further, we continue to benefit from the economies of scale obtained through our agreements, transactions and relationships with Vishay, resulting in administrative and operating efficiencies.  Siliconix has also been able to leverage the consolidated Vishay purchasing power to obtain some price concessions from Siliconix’s suppliers.

Our cost reduction programs through December 31, 2004 have not included significant employee reductions.  We continue to evaluate our cost structure to ensure we are making the best use of our available assets and employee resources compared to our revenue plan.

Foreign Currency

In 2004, we realized approximately 90% of our revenues from customers outside the United States.  Any third party sales not using the U.S. dollar as the functional currency must be reported in the local currency and be translated at the weighted average exchange rate. This translation has an impact on the net sales line of the combined consolidated statements of operations and also on the expense lines of the combined consolidated statements of operations.  We generally do not purchase foreign currency exchange contracts or other derivative instruments to hedge our exposure to foreign currency fluctuations, although we do from time-to-time maintain cash balances in foreign currencies to act as a natural hedge of certain net exposures.  As of December 31, 2004 and 2003, we had no outstanding foreign currency forward exchange contracts.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2 to our combined consolidated financial statements. We identify here a number of policies that entail significant judgments or estimates.

Revenue Recognition

We recognize revenue on product sales during the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable.  For a small percentage of sales where title and risk of loss passes at point of delivery, we recognize revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met.  We historically have had agreements with distributors that provided limited rights of product return.  Beginning in 2002, we modified these arrangements to allow distributors a limited credit for unsaleable products, which we term a “scrap allowance.”  Consistent with industry practice, we also have a “stock, ship and debit” program whereby we consider, and grant in our discretion, requests by distributors for credits on previously purchased products that remain in distributors’ inventory, to enable the distributors to offer more competitive pricing.  In addition, we have contractual arrangements whereby we provide distributors with protection against price reductions initiated by us after product is sold by us to the distributor and prior to resale by the distributor.

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

Accounts Receivable

We are required to estimate the collectibility of our receivables and to establish allowances for the amount of receivables that will prove uncollectible.  Our agreements with Vishay transfer ownership of our receivables (and any associated bad debt risk) to Vishay Americas and Vishay Semiconductor GmbH in North America and Europe, respectively.  We receive cash payment from Vishay related to these sales no later than the end of the month in which the receivables are purchased.  Accordingly, our provisions for uncollectible accounts relate only to receivables in the Asia-Pacific region.  We base these allowances on our historical collection experience, the length of time our receivables are outstanding, the financial circumstances of individual customers, and general business and economic conditions.

We also must estimate product returns, scrap allowances, “stock, ship and debit” (“SSD”) credits and price protection credits which our distributors may claim.  As discussed above in “Revenue Recognition,” we establish allowances against accounts receivable for amounts which we will credit to our distributors based on these incentive programs.  Pursuant to our agreements with Vishay, Siliconix is responsible for any incentives, such as product returns, scrap allowances, SSD credits and price protection credits, which our distributors may claim in all regions.

Inventories

We value our inventories at the lower of cost or market, with cost determined under the first-in first-out method and market based upon our estimates of net realizable value.  Our valuation of inventories also requires us to estimate the amounts of current inventory that will be sold.  These estimates are dependent on management’s assessment of current and expected orders from our customers.

Impairment of Long-Lived Assets

We evaluate impairment of our long-lived assets, other than goodwill, to be held-and-used when events or changes in circumstances indicate the carrying value may not be recoverable.  The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset.  Fair market value is determined primarily using the projected cash flows from the asset discounted at a rate commensurate with the risk involved.  Losses on long-lived assets held-for-sale, other than goodwill, are determined in a similar manner, except that fair market values are reduced for disposal costs.

Income Tax Exposures

Our U.S. income tax returns for the tax years 1996 through 2002 are presently under examination by the Internal Revenue Service.  These examinations are being conducted as part of an examination of the 1998 to 2002 consolidated tax returns of Vishay, and as part of an examination of the 1996 to 1998 consolidated tax returns of our former majority shareholder.  We believe that any potential tax assessment plus related interest and penalties, if any, have been sufficiently provided for in the consolidated financial statements.  These provisions are based on management’s best estimate of potential tax exposures.  The completion of these examinations could have a material impact on our results of operations or cash flows during the period in which they are resolved.  However, the resolution of these examinations is not expected to have a material adverse effect on our financial position or liquidity.

Results of Operations

Statement of operations captions as a percentage of net sales, and the effective tax rates, were as follows:

	Years ended December 31,

	2004	2003	2002

Costs of products sold	70.0%	71.0%	69.1%
Gross profit	30.0%	29.0%	30.9%
Research and development	4.5%	4.9%	5.1%
Selling, marketing & administrative expenses	11.3%	11.7%	11.1%
Operating income	14.2%	12.5%	14.7%
Income before taxes and minority interest	15.0%	12.8%	15.8%
Net income	11.8%	9.9%	12.2%
Effective tax rate	21.5%	21.9%	22.0%

Net Sales

Net sales for 2004 were $466.1 million, compared to $398.1 million for 2003, an increase of 17%.  The increase in sales versus 2003 was primarily attributable to increased volumes in the quantity of products sold, partially offset by lower average prices.  During the second half of 2004, we noted weakening market conditions in the European consumer segment and softening in Asia.  We also noted a slow-down in notebook computers and mobile phones, mainly impacting Asia.   However, overall sales for all regions and all market segments were stronger in 2004 as compared to 2003.  Volumes for 2004 increased by 19% as compared to 2003.  Average selling prices for 2004 decreased by 3% as compared to 2003.  We noted a net price increase during the first three quarters of 2004, which was more than offset by a 5.6% decline in average selling prices during the fourth quarter, due to weakness in the market for our products.  The 2003 outbreak of SARS in Asia was also a significant factor in the lower sales volume in 2003, as our sales into Asia comprise approximately 70% of our total sales.

Our sales growth in periods of higher demand has been limited to some degree by front-end capacity constraints.  This was particularly true in the second half of 2003 and the first half of 2004.   However, we continue to expand our capacity, and were able to utilize this constraint to our advantage by focusing on producing higher-margin products such as those used in the mobile phone and industrial end-use markets, and reducing production of lower-margin products for the desktop computer and battery pack end-use markets.  The decline in orders noted during the second half of 2004 has required us to reduce this selectivity.

Net sales for 2003 were $398.1 million compared to $379.1 million for 2002.   This 5% increase is attributable to a volume improvement of 17% versus 2002, offset by decreases in prices.  Pricing pressure was particularly prevalent in the first half of 2003.  The outbreak of SARS in Asia was also a significant factor in the decrease of net sales for the first half of 2003, as our sales into Asia comprise approximately 70% of our total sales.  We experienced a rebound in the second half of 2003, with volumes strong across all product lines.  The business recovery in 2003 came primarily from Asia, and was particularly driven by demand for computer components and by distributors restocking inventories.   With the favorable shift in the economic and business environments, prices stabilized in the second half of the year.

We deduct from the sales that we record to distributors allowances for future credits that we expect to provide for returns, scrapped product and price adjustments under various programs made available to the distributors.  We make deductions corresponding to particular sales in the period in which the sales are made, although the corresponding credits may not be issued until future periods.  We estimate the deductions based on sales levels during the period, inventory at our distributors, general business, economic, competitive and pricing conditions, and the terms of and our experience with the various incentive programs.  We recorded deductions from gross sales under our distributor incentive programs of $24.0 million, $42.4 million, and $32.3 million for the years ended December 31, 2004, 2003, and 2002, respectively.  Actual credits issued under the programs for the years ended December 31, 2004, 2003, and 2002 were approximately $29.1 million, $39.9 million, and $32.5 million, respectively.  The decrease in the incentives in 2004 as compared to 2003 is indicative of the generally improving business climate affecting our distributors and the electronic component industry, and also reflects a change in our pricing structure to more closely match the distributors’ pricing structure to their end-use customers.  The decline in distributor orders noted in the second half of 2004 has not had a material impact on our distributor incentive programs.  We continue to monitor the factors described above in light of current market conditions.

Gross Profit and Margins

Gross profit as a percentage of net sales in 2004 was 30.0% compared to 29.0% in 2003. Gross margin improvement was largely attributable to increased sales volume and higher capacity utilization, as well as our cost reduction and material savings efforts. These improvements in gross margin were offset in part by lower average selling prices, increased subcontractor costs and increased prices of precious metals in 2004.  During the second half of 2004, particularly the fourth quarter, gross margins were considerably decreased due to pricing pressures and declines in sales volume.

Gross profit as a percentage of net sales in 2003 was 29.0% compared to 30.9% in 2002. The lower gross margin for 2003 reflected the effects of price declines and changing product mix as we secured incremental business in the lower gross margin commodity products.  Additionally, to respond to the demand increase in 2003 and to protect customer satisfaction we substantially increased our engagement with subcontractors to satisfy the short lead time requests.  Our successful cost reduction programs helped to mitigate the impact of these factors.

Research and Development

Research and development expenses were $21.2 million in 2004 compared to $19.5 million in 2003.  New product introductions continue to be key in capturing the design opportunities and providing technical solutions to innovative application challenges.  During 2004, we released over 250 new products in our power IC, power MOSFET, and analog switch product families.  Our 2004 design activity included over 900 new design wins for graphics cards; plasma and LCD displays; consumer goods such as PDAs, digital still cameras, and games; and power supply and fixed telecom applications.

Research and development expenses were $19.5 million in 2003 compared to $19.3 million in 2002.  During 2003, we continued our funding for new technology developments and new product introductions. During 2003, we introduced over 200 new products and secured over 1,000 design wins worldwide.

We have not reduced our funding for new technology developments and new product introductions, though we have realized cost savings in other aspects of our research and development programs.  We believe that our focus on developing the best solutions for customers through innovation will continue to enhance our leadership in key markets.

Selling, Marketing, and Administrative Expenses

Selling, marketing, and administrative expenses for 2004 were $52.5 million, compared to $46.5 million in 2003.  The increase versus 2003 in selling, marketing, and administrative expenses was primarily attributable to increased sales commissions due to increased sales (partially offset by lower commission rates), as well as increased marketing activities and legal costs.   We continue our efforts to manage and control costs effectively, as evidenced by the decrease in selling, marketing, and administrative expenses as a percentage of sales from 11.7% in 2003 to 11.3% in 2004.

Our legal costs increased by approximately $2.5 million to $4.8 million in 2004.  The increase in legal costs reflects our commitment to vigorously defend our intellectual property, which we view as central to our continued success in the marketplace. When we believe other companies are misappropriating our intellectual property rights, we vigorously enforce those rights through legal action, and we intend to continue to do so.  During the fourth quarter of 2004, we reached a settlement with one company we believe was infringing on our intellectual property, which resulted in a total of $1.0 million of income, recorded in “Other Income” for 2004.  We presently have other pending legal actions that we have initiated against companies which we believe are misappropriating our intellectual property rights.

Selling, marketing, and administrative expenses were $46.5 million in 2003 compared to $42.3 million in 2002.  Our selling, marketing, and administrative expenses as a percentage of net sales in 2003 were 11.7% compared to 11.1% for 2002. The increase in selling, marketing, and administrative expenses in 2003 was largely due to increases in spending for directors’ and officers’ liability insurance, and legal fees incurred in connection with our efforts to maximize the benefits from our patent portfolio.

Interest Income, Net

Interest income in 2004 was $3.2 million compared to $2.0 million in 2003.  All excess cash not immediately needed to fund our operations is invested in money market funds.   The increase in interest income is attributable to higher cash balances and higher interest rates in 2004 as compared to 2003.

Interest income in 2003 was $2.0 million compared to $1.8 million in 2002.  The increase in interest income in 2003 was due to higher cash balances, partially offset by lower interest rates as compared to 2002.

Our interest income is net of interest expense that VSIG paid to Vishay as part of the European cash pooling arrangement of $0.6 million, $0.5 million, and $1.2 million for 2004, 2003, and 2002, respectively.  Subsequent to a short transition period following the acquisition of VSIG, this cash pooling arrangement will be cancelled and Siliconix will provide all cash funding needed by the Itzehoe subsidiary.  We do not anticipate incurring interest expense related to Siliconix Itzehoe GmbH after the transition period.

Other Income (Expense), Net

Other income was $0.6 million in 2004 compared to other expense of $0.7 million in 2003.  Other income in 2004 included $1.9 million received from the Chinese government as an incentive for being a foreign partner in the People’s Republic of China.   Other income in 2004 also included $1.0 million related to the favorable settlement of a patent infringement action which we initiated.  Of the $1.0 million recorded, $0.5 million was received upon settlement, and $0.5 million represented royalty income from the date of settlement through December 31, 2004.  This agreement is expected to generate between $2 million and $4 million of royalty income in 2005 and future periods.  No comparable income amounts were included in 2003 results.  This income was offset by foreign currency losses of approximately $2.3 million in 2004.  Foreign currency losses in 2003 were approximately $0.7 million.

Other expense was $0.7 million in 2003 compared to other income of $2.2 million in 2002. Other income in 2002 included $1.4 million received from the Chinese government as an incentive for being a foreign partner in The People’s Republic of China.

Income Taxes

Our effective tax rate was 21.5% in 2004 compared to 21.9% in 2003 and 22.0% in 2002.   These rates reflect the favorable tax benefits of our foreign operations.

Financial Condition, Liquidity, and Capital Resources

Cash and cash equivalents were $305.7 million as of December 31, 2004 compared to $279.4 million in cash and cash equivalents as of December 31, 2003.  The increase was primarily due to cash generated from operations.  Substantially all of the cash balance as of December 31, 2004 was invested in foreign money market accounts.  Our cash and profits generated by foreign subsidiaries are expected to be reinvested indefinitely.  Under U.S. tax law, any repatriation of earnings and cash back to the United States would be deemed to be a dividend and would be subject to U.S. income taxes, state income taxes, and foreign withholding taxes.  We continue to evaluate the impact of repatriation of earnings and cash pursuant to the American Jobs Creation Act of 2004, which was signed into law in October 2004.  At the present time, we expect our cash and profits generated by foreign subsidiaries to continue to be reinvested indefinitely.

Our financial condition at December 31, 2004 continues to be strong, with a current ratio (current assets to current liabilities) of 3.7 to 1, compared to a ratio of 3.4 to 1 at December 31, 2003.  The improvement of this ratio in 2004 is primarily attributable to increases in cash during 2004, partially offset by cash used for investing activities and the $20 million prepayment to Tower in the third quarter of 2004.  Our ratio of liabilities to total assets was 0.30 to 1 at December 31, 2004 as compared to a ratio of 0.33 to 1 at December 31, 2003.

Cash flows from operations were $88.9 million for the year ended December 31, 2004 as compared to $96.3 million for the year ended December 31, 2003, despite higher net income, which was more than offset by the prepayment to Tower in the third quarter of 2004 and other changes in working capital.  The change in accounts payable is net of unpaid capital expenditure activity.  The payment for capital expenditures is reflected as investing cash flow in the period in which the invoice is paid.   Accordingly, the change in accounts payable reflected as an operating cash flow in 2004 excludes $2.0 million of capital expenditures made in 2003 and paid for in 2004, but includes $1.4 million of capital expenditures made in 2004 and paid for in 2005.

Cash used in investing activities was $62.6 million for 2004 compared to cash provided by investing activities of $46.1 million for 2003.   Cash flows related to investing activities were impacted by our now-expired short-term loan agreement with Vishay under which we advanced money to Vishay from time to time.  All notes under this loan agreement were callable by us at any time.  Interest income related to these loans is included in cash flows from operating activities.  For 2003, we had a net inflow of $75 million for short-term investments pursuant to this agreement.  During the period July 1, 2003 through the expiration of the agreement on January 2, 2005, there were no amounts outstanding under this agreement. Cash paid for property and equipment was approximately $58.1 million in 2004, including $2.0 million which was included in accounts payable at December 31, 2003 and paid in 2004 and excluding $1.4 million in accounts payable at December 31, 2004 and paid in 2005.  Cash paid for property and equipment was approximately $28.9 million in 2003.  Capital expenditures at the Itzehoe facility were approximately $9 million and $2 million in 2004 and 2003, respectively.  Capital expenditures for the Company as a whole are expected to be approximately $40 million for 2005, which primarily consists of expenditures to increase capacity, particularly front-end capacity at the Itzehoe facility.  Our present plans anticipate capital expenditures of $20 million in each of the next three years at the Itzehoe facility.  This significant increase in capital expenditures required to support our expansion program is expected to be funded entirely by cash flows from operations or government grants.  For additional information on our capital expansion plans, see the section “Capacity Utilization” above.

For the next twelve months, management expects that cash flows from operations will be sufficient to meet our normal operating requirements and to fund our research and development and capital expenditure plans.

Contractual Commitments

As of December 31, 2004 we had contractual obligations as follows (in thousands):

	Payments due by period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating Leases	$30,202	$10,012	$19,390	$745	$55
Purchase Commitments - Tower	200,000	4,000	34,000	58,000	104,000
Other long-term purchase commitments	137,000	47,000	54,000	36,000	—

Total contractual cash obligations	$367,202	$61,012	$107,390	$94,745	$104,055

In 1996, in order to secure additional manufacturing capacity, we entered into an agreement with Fraunhofer Gesellschaft (“FHG”), an institute partially owned by the German government, for use of the FHG wafer fabrication facility in Itzehoe, Germany until December 31, 2007.  We are presently negotiating the terms of an extension to this agreement.  The present agreement requires us to make lease payments of approximately $8.9 million per year through 2007, included in operating leases above.

In 2004, we signed a long-term manufacturing and supply agreement with Tower Semiconductor.  The technology transfer from Siliconix to Tower has started and is estimated to be completed by the second quarter of 2005.  The commitments reflected above are based on the expected date of completion of the technology transfer in the second quarter of 2005.  An acceleration or delay in the completion of the technology transfer will accelerate or delay, respectively, the timing of the future purchase commitments.

In 2004, we entered a five-year foundry agreement for semiconductor manufacturing with a subcontractor in Japan.  This agreement was a continuation and expansion of a previous technology transfer and business agreement for the manufacture of silicon wafers.  The agreement calls for Siliconix to provide a rolling twelve month forecast of estimated requirements.  The first six months of this forecast are fixed as to quantity, and the subsequent six months are guaranteed not to be less than a quantity stated in the agreement.  Thereafter, the monthly quantity may vary based on market demand.  Under the agreement, Siliconix must guarantee that its business with this subcontractor represents a minimum percentage of wafer requirements and is required to make its best efforts not to reduce the average monthly demand rate below a specified threshold (“best efforts threshold”).  The purchase commitments in the table above represent the minimum commitments for year one (based on the fixed quantities for months one through six and the minimum average quantities for months seven through twelve), and the expected minimum commitment based on the best efforts threshold for the remainder of the agreement.  Our actual purchases in future periods are expected to be greater than these minimum commitments.

Generally accepted accounting principles require that management evaluate if purchase commitments are at prices in excess of current market price.  These purchase commitments for silicon wafers are for the manufacture of proprietary products using Siliconix-owned technology licensed to these subcontractors by Siliconix, and accordingly, management can only estimate the “market price” of the wafers which are the subject of these commitments.  Management believes that these commitments are at prices which are not in excess of estimated current market prices.

We do not have any long-term debt, nor do we guarantee any of Vishay’s debt.  Through December 31, 2004, we have not been a party to any of Vishay’s debt agreements.

For further discussion of operating leases and purchase commitments, please see Note 8 to our combined consolidated financial statements.

Inflation

Normally, inflation does not have a significant impact on our operations as our products are not generally sold on long-term contracts. Consequently, we can adjust our selling prices, to the extent permitted by competition, to reflect cost increases caused by inflation.

Related Party Transactions

We maintain various agreements, transactions and relationships with Vishay.  All agreements and relationships with Vishay are reviewed and approved by the directors serving on the Siliconix Board of Directors who are not affiliated with Vishay.

Sales organizations

Siliconix products are sold by the Vishay worldwide sales organizations that operate as three regionally-based legal entities.  The three regions consist of North America, Europe, and Asia.  The aim of the Vishay sales structure is to unify the activities of the member companies, provide efficiencies by eliminating the duplication of functions, and bring greater value to end customers by allowing them to deal with one entity for their active and passive electronic component purchasing needs. Vishay sales organizations function as undisclosed agents of Siliconix, through commission arrangements at a fixed percentage of sales made in each region for all sales related functions, as described below.  Commission rates are set at the beginning of each year based on budgeted selling expenses expected to be incurred by the Vishay sales organizations.  The agreements between Siliconix and the Vishay sales organizations allow for periodic adjustment of the commission rates to account for differences between budgeted and actual selling expenses incurred.

Effective from January 2001, Vishay Americas, Inc., a wholly owned subsidiary of Vishay, entered into an agreement to purchase Siliconix’s accounts receivable for the North America region. Accounts receivable ownership for North America region sales is transferred to Vishay Americas, Inc. for a purchase price equal to the gross amount of the purchased receivables multiplied by a discount rate as soon as sales invoices are generated.  The discount rate is set to reflect the assumption by Vishay Americas, Inc. of all bad debt risk and the costs of accounts receivable collection.  Vishay Americas, Inc. pays for the receivables in cash no later than the end of the month in which receivables are generated. Accounts receivable transferred to Vishay Americas, Inc. were $69.4 million and $53.7 million in 2004 and 2003, respectively.

Effective from July 2004, Siliconix and Vishay modified their agreement regarding collection of accounts receivable in Europe.  The amended agreement, which is similar to the arrangement for the North America region, transfers the accounts receivable ownership to Vishay Semiconductor GmbH for a purchase price equal to the gross amount of the purchased receivables multiplied by a discount rate as soon as sales invoices are generated.  The discount rate is set to reflect the assumption by Vishay Semiconductor GmbH of all bad debt risk and the costs of accounts receivable collection.  Vishay Semiconductor GmbH pays for the receivables in cash no later than the end of the month in which receivables are generated.  Accounts receivable transferred to Vishay Semiconductor GmbH were $34.1 million in 2004.

In the Asia-Pacific region, Vishay receives a sales commission, but the ownership of all receivables, including bad debt risk, remains with Siliconix.

Discounts received by Vishay affiliates on their purchase of receivables, and commissions paid to Vishay affiliates for North America, Europe, and Asia-Pacific sales and related activities, totaled $18.4 million, $18.1 million, and $16.9 million, in 2004, 2003, and 2002, respectively.  The discounts and commission amounts, averaging less than 5% of sales, are included in related party selling, marketing, and administrative expenses in the combined consolidated statements of operations.  The increase in discounts and commissions in 2004 as compared to 2003 was due to increased sales and a discount rate increase to compensate for the assumption of bad debt risk in the Europe region, largely offset by a reduction in rates in the North America and Asia-Pacific regions.  The increase in discounts and commissions in 2003 as compared to 2002 was due to increased sales, and an increase in the rates paid in the North America region.  Average discount and commission rates paid in the North America region were 7.5%, 8.5% and 7.5% in 2004, 2003 and 2002, respectively.  Average discount (2004 only) and commission rates paid in the Europe region were 5.1%, 4.5% and 5.4% in 2004, 2003 and 2002, respectively.  Average commission rates paid in the Asia-Pacific region were 3.0%, 3.9% and 3.9% in 2004, 2003 and 2002, respectively.

Subcontract manufacturing

Beginning in 2001, a wholly owned subsidiary of Vishay in Israel was engaged to provide assembly and testing subcontract services to Siliconix.  Subcontractor fees paid were $13.5 million in 2004, $8.9 million in 2003, and $5.0 million in 2002. Subcontractor fees are included in cost of sales in the combined consolidated statements of operations.  The increases in subcontractor fees were primarily attributable to increased customer demand.

In 1996, Siliconix, through its affiliate in Itzehoe, Germany, entered into an agreement with Fraunhofer Gesellschaft (“FHG”), an institute partially owned by the German government, for the use of the FHG wafer fabrication facility in Itzehoe, Germany until December 31, 2007.  This affiliate, renamed Vishay Semiconductor Itzehoe GmbH (“VSIG”), was acquired by Vishay concurrently with Vishay’s acquisition of its 80.4% interest in Siliconix in 1998.  During 2004, 2003, and 2002, VSIG provided wafer fabrication subcontract services to Siliconix.  Subcontractor fees were $33.2 million, $28.7 million and $23.8 million, respectively.  As described in Note 1 to the combined consolidated financial statements, the combined consolidated financial statements include the accounts of Siliconix and VSIG for all periods presented.  These transactions between Siliconix and VSIG have been eliminated in consolidation.

Administrative service sharing agreements

Siliconix and VSIG have entered into certain service sharing agreements with Vishay and certain of its affiliates. Administrative expenses primarily related to personnel, insurance, logistics, other overhead functions, corporate IT support, and network communications support are shared and then allocated to the appropriate party on a periodic basis.  During 2004, 2003 and 2002, related parties reimbursed Siliconix $2.7 million, $5.4 million, and $6.2 million, respectively, for administrative expenses incurred by Siliconix on their behalf.  During the same periods, Siliconix reimbursed related parties $13.9 million, $15.8 million, and $8.0 million, respectively, for administrative expenses incurred by related parties on Siliconix’s behalf.  VSIG reimbursed related parties $0.2 million in each of 2004, 2003 and 2002 for administrative expenses incurred by related parties on VSIG’s behalf.  These administrative reimbursements and payments are included in related party selling, marketing, and administrative expenses in the combined consolidated statements of operations.

Centralized payment services

Vishay maintains a centralized payment system for Asian accounts payable.  In 2003, Vishay created a centralized payment system for U.S. accounts payable and U.S. payroll.  The liabilities are recorded on Siliconix’s books, but are paid by Vishay.  Siliconix reimburses actual amounts paid by Vishay.  Amounts reimbursed by Siliconix were $145.0 million, $123.4 million and $108.6 million for Asian accounts payable in 2004, 2003 and 2002.  Amounts reimbursed by Siliconix for U.S. accounts payable were $178.9 million in 2004 and $109.8 million in 2003.  Amounts reimbursed by Siliconix for U.S. payroll were $54.0 million in 2004 and $59.4 million in 2003.

Additionally, in 2004 and 2003, Siliconix reimbursed $4.6 million and $4.4 million of third-party warehouse costs paid by Vishay on behalf of Siliconix.  In prior years, these amounts were directly billed to Siliconix by the third-party warehouse.

Vishay’s European operations participate in a cash pooling arrangement.  All cash receipts and payments are recorded by a single European affiliate, and all other entities maintain an intercompany receivable or payable balance with that affiliate.  At December 31, 2004 and 2003, VSIG had net payables of $13.7 million and $9.6 million to a European affiliate of Vishay under this cash pooling arrangement.  The net payable balance resulted from cash expenditures for capital equipment over several periods.  VSIG incurred interest of $0.6 million, $0.5 million, and $1.2 million for 2004, 2003, and 2002 on its outstanding cash pooling balance to an affiliate of Vishay.  Subsequent to a short transition period in 2005, VSIG’s cash pooling arrangement with Vishay’s European affiliate will be terminated and the liability outstanding under the cash pooling arrangement will be settled.

Management fees

Management fees paid by Siliconix to Vishay were $2.9 million, $1.9 million, and $1.8 million, during 2004, 2003, and 2002, respectively.  These management fees are primarily related to services provided by the Vishay corporate office, including accounting matters for all SEC filings, investor relations, tax services, cash management, legal services, and the handling of insurance coverage on a global basis.  These fees are included in selling, marketing, and administrative expenses in the combined consolidated statements of operations.

Management fees paid by VSIG to European affiliates of Vishay were $0.1 million in 2004 and $0.2 million in both 2003 and 2002.  These management fees are primarily related to services provided by Vishay’s European regional operations, including accounting, cash management, legal services, insurance, and tax services.  These fees are included in selling, marketing, and administrative expenses in the combined consolidated statements of operations.

Sales to affiliates of Vishay

Product sales to Vishay and its affiliates were approximately $0.8 million, $0.1 million, and $0.1 million during 2004, 2003, and 2002, respectively.  These amounts are included in net sales in the combined consolidated statements of operations.

Notes receivable

Siliconix had a short-term loan agreement with Vishay under which it could, from time to time, advance money to Vishay.  All notes under this loan agreement were callable by Siliconix at any time.  Interest income related to promissory notes was $0, $90,000, and $25,000 during 2004, 2003, and 2002, respectively.  These amounts are included in interest income in the combined consolidated statements of operations.  In December 2002, Siliconix received a related party promissory note under the loan agreement for $75 million, which was callable by Siliconix at any time and bore an interest rate of 3.025%.  This promissory note was fully repaid on January 2, 2003.

In March 2003, Siliconix received a related party promissory note under the loan agreement for $70 million, which was callable by Siliconix at any time and bore an interest rate of 3.0%. This promissory note was fully repaid on April 2, 2003.  In June 2003, Siliconix received a related party promissory note under the loan agreement for $70 million, which was callable by Siliconix at any time and bore an interest rate of 2.75%. This promissory note was fully repaid on July 1, 2003.

This short-term loan agreement with Vishay expired on January 2, 2005.  During the period July 1, 2003 through January 2, 2005, there were no amounts outstanding related to this loan agreement.

Stock Options

Siliconix does not have any stock option or stock purchase plans, although options to purchase shares of common stock of Vishay have been issued to certain executive officers under the Vishay Intertechnology Stock Option Program. No such options, however, have been granted during the years ended December 31, 2004, 2003 and 2002.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”). The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46-R”) to address certain FIN 46 implementation issues.   The adoption of FIN 46 and FIN 46-R did not have any effect on our financial position, results of operations, or liquidity.

In November 2004, the FASB issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, which amends and clarifies existing accounting literature regarding abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted.  The provisions of this statement are to be applied prospectively.  We are presently evaluating the impact of this new standard.

In December 2004, the FASB issued Statement No. 123-R (“SFAS No. 123-R”), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, which we currently apply.  SFAS 123-R will require compensation costs related to share-based payment transactions to be recognized in the combined consolidated financial statements (with limited exceptions).  The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, with earlier adoption permitted.   The adoption of this standard is not expected to have a material effect on our financial position, results of operations, or liquidity.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.  This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The provisions of this statement are to be applied prospectively.  The adoption of this standard is not expected to have a material effect on our financial position, results of operations, or liquidity.

In December 2004, the FASB issued two Staff Positions (“FSPs”) that provide accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004 (the “Jobs Act”), which was signed into law in October 2004.  The Jobs Act could affect how companies report their deferred income tax balances.  In FSP No. 109-1, the FASB concluded that the tax relief (special tax deduction for domestic manufacturing) from the Jobs Act should be accounted for as a “special deduction” instead of a tax rate reduction.  FSP No. 109-2 allows a company additional time to evaluate the effects of the Jobs Act on any plan for reinvestment or repatriation of foreign earnings, provided that appropriate disclosures are made.  These disclosures required by FSP 109-2 are included in Note 6 to our combined consolidated financial statements.

Safe Harbor Statement

From time to time, information provided by us, including but not limited to statements in this report, or other statements made by or on our behalf, may contain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements involve a number of risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from those anticipated. Set forth below are certain important factors that could cause our results, performance or achievements to differ materially from those in any forward-looking statements made by us or on our behalf:

Majority Shareholder

Vishay owns an 80.4% interest in Siliconix.  We maintain various agreements, transactions and relationships with Vishay.  While management believes that these agreements, transactions and relationships provide administrative and operating efficiencies, the existence of these arrangements limits our autonomy.

Furthermore, as described in Note 13 to our combined consolidated financial statements, on March 3, 2005, Vishay announced its intention to commence a tender offer for all outstanding shares of Siliconix not owned by Vishay.  Following this announcement by Vishay, several purported class-action complaints were filed against Vishay, Siliconix, and the Siliconix directors, alleging, among other things, that the intended offer is unfair and a breach of fiduciary duty, and seeking, among other things, to enjoin the transaction.  These events could divert management’s attention and could have a material adverse effect on our business.

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

Variable Demand

The semiconductor industry has historically been highly cyclical and has been subject to significant downturns characterized by diminished product demand.  A material portion of our revenues has recently been derived from the worldwide communication and computer markets.  These markets have historically been somewhat volatile, as demand for the end products in these markets has varied widely from time to time.  If demand for these end products should decrease significantly, the producers thereof could reduce their purchase of our products that in turn could have a materially adverse effect on our combined consolidated financial position and results of operations.  Conversely, during periods of a rising economy, we may experience intense demand for our products.  During such periods, we may have difficulty expanding our manufacturing to satisfy demand.  Factors which could limit such expansion include delays in procurement of manufacturing equipment, shortages of skilled personnel and capacity constraints at our facilities.  If we are unable to meet our customers’ requirements and our competitors sufficiently expand production, we could lose customers and/or market share.  This loss could have an adverse effect on our financial condition and results of operations.

Political and Economic Considerations

In recent years, a large and increasing portion of our net sales, operating profits, manufacturing production, and growth has come from our international operations.  As a result, our business activities and financial results could be significantly affected by the policies of foreign governments and prevailing political, social, and economic conditions.

Additionally, we have business relationships with subcontractors in Israel.  This includes assembly and testing services provided by Vishay, and wafer fabrication services which will be provided by Tower, which we expect to begin in 2005.   Vishay has never experienced a material interruption in its Israeli operations in the 34 years of operation there, in spite of several Middle East crises, including wars, but there can be no assurance that such interruption would not occur in the future.  While we believe that we have alternatives to these subcontractors if disruptive events were to occur, we might be materially adversely affected if events were to occur in the Middle East that interfered with our operations in Israel.

Dependence on Key Suppliers

We use numerous suppliers to supply raw materials for the manufacture and support of our products.  Although we make reasonable efforts to ensure that materials are available from multiple suppliers, this is not always possible.  Also, certain key materials are obtained from a single supplier or a limited group of suppliers.  These suppliers are, in some cases, thinly capitalized, independent companies that generate significant portions of their business from us and/or a small group of other companies in the semiconductor industry.  We have sought and will continue to seek to minimize the risk of production and service interruptions and/or shortages of key materials by:  1) selecting and qualifying alternative suppliers for key materials; 2) monitoring the financial stability of key suppliers; and 3) maintaining appropriate inventories of key materials.  There can be no assurance that our results of operations will not be materially and adversely affected if, in the future, we do not receive sufficient materials to meet our requirements in a timely and cost-effective manner.

Intellectual Property Matters

Protection of intellectual property often involves complex legal and factual issues.  We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets.  We have applied, and will continue to apply, for patents covering our technologies and products, as we deem appropriate.  However, our applications may not result in issued patents.  Also, our existing patents and any future patents may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products.  Others may independently develop similar or alternative technologies, design around our patented technologies or may challenge or seek to invalidate our patents.

The semiconductor industry is characterized by litigation regarding patent and other intellectual property rights.  We have on occasion been notified that we may be infringing patent and other intellectual property rights of others.  In addition, customers purchasing components from us have rights to indemnification under certain circumstances if such components violate the intellectual property rights of others.  Further, we have observed that in the current semiconductor industry business environment, companies have become more aggressive in asserting and defending patent claims against competitors.  We will continue to vigorously defend our intellectual property rights, and may become party to disputes regarding patent licensing and cross patent licensing.  Although licenses are generally offered in such situations and we have successfully resolved these situations in the past, there can be no assurance that we will not be subject to future litigation alleging intellectual property rights infringement, or that we will be able to obtain licenses on acceptable terms.  An unfavorable outcome regarding one of these matters could have a material adverse effect on our business and operating results.

Interest and Currency Rate Exposure

In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risks associated with interest rate movements, currency rate movements on non-U.S. dollar denominated assets and liabilities, and collectibility of accounts receivable.  We do not use derivative financial instruments for trading or speculative purposes.  Due to the short-term nature of our investment portfolio, an immediate 10 percent increase in interest rates would not have a material effect on our near-term financial condition or results of operations.  There can be no assurance, however, that these types of market risks would not in the future materially adversely affect us.

Environmental Regulations

To date, our compliance with federal, state and local laws or regulations that have been enacted to regulate the environment has not had a material adverse effect on our capital expenditures, earnings, or competitive or financial position.  For more information, see Item 3, “Legal Proceedings,” and Note 11, “Contingencies,” in the combined consolidated financial statements.  However, we could be subject to fines, suspension of production, alteration of our manufacturing processes, or even cessation of our operations if we fail to comply with present or future government regulations related to the use, storage, handling, discharge, or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes.

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

Severe Acute Respiratory Syndrome

The outbreak of severe acute respiratory syndrome, or SARS, that began in the People’s Republic of China adversely affected our business during the first six months of 2003, particularly in Asia where we derive approximately 70% of our revenue. This impact included disruptions in the operations of our customers, a slowdown in customer orders and reduced sales in certain end markets. If an outbreak of SARS or a like disease were to recur on a comparable scale in Asia or elsewhere, we could experience similar disruptions to our business.

General Economic and Business Factors

In addition to the factors relating specifically to our business, a variety of other factors relating to general conditions could cause actual results, performance, or achievements to differ materially from those expressed in any of our forward-looking statements.  These factors include:

•	overall economic and business conditions;
•	competitive factors in the industries in which we conduct our business;
•	changes in governmental regulation;
•	changes in tax requirements, including tax rate changes, new tax laws, and revised tax law interpretations;
•	changes in generally accepted accounting principles or interpretations of those principles by governmental agencies and self-regulatory groups;
•	interest rate fluctuations, foreign currency rate fluctuations, and other capital market conditions; and
•	economic and political conditions in international markets, including governmental changes and restrictions on the ability to transfer capital across borders.

Our common stock, traded on the NASDAQ Stock Market, has in the past experienced, and may continue to experience, significant fluctuations in price and volume. We believe that the financial performance and activities of other publicly traded companies in the semiconductor industry could cause the price of our common stock to fluctuate substantially without regard to our operating performance.

We operate in a continually changing business environment, and new factors emerge from time to time.  Other unknown and unpredictable factors also could have a material adverse effect on our future results, performance, or achievements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risks associated with interest rate movements, currency rate movements on non-U.S. dollar denominated assets and liabilities, and collectibility of Asia-Pacific region accounts receivable.  Due to the short-term nature of our investment portfolio, an immediate 10 percent increase in interest rates will not have a material effect on our near-term financial condition or results of operations.  We do not use derivative financial instruments for trading or speculative purposes.  Net foreign currency gains and losses did not have a material effect on our results of operations for the years ended December 31, 2004, 2003, or 2002.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are included herein, commencing on page F-1 of this report.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our CEO and PAO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and PAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-3.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.          OTHER INFORMATION

None.

PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this Item with respect to our executive officers is set forth in Item 4A of Part I of this Annual Report on Form 10-K. Other information required under this Item is contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2004, our most recent fiscal year end, and  is incorporated herein by reference.

Item 11.           EXECUTIVE COMPENSATION

Information required under this Item is contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2004, our most recent fiscal year end, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item is contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2004, our most recent fiscal year end, and is incorporated herein by reference.  We do not have any equity compensation plans.

Item 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item is contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2004, our most recent fiscal year end, and is incorporated herein by reference.

Item 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item is contained in our definitive proxy statement, which will be filed within 120 days of December 31, 2004, our most recent fiscal year end, and is incorporated herein by reference.

PART IV

Item 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of Form 10-K

	1.	Financial Statements

The Combined Consolidated Financial Statements for the year ended December 31, 2004 are filed herewith. See Index to the Combined Consolidated Financial Statements on page F-1 of this report.

	2.	Financial Statement Schedule

		II.	Valuation and Qualifying Accounts – See page F-26 of this report.

All other schedules have been omitted as the required information is reported or incorporated by reference elsewhere in this annual report or is not applicable

	3.	Exhibits

		3.1	Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the fiscal year ended December 31, 1990, filed on April 15, 1991.

3.2

Certificate of Amendment of Restated Certificate of Incorporation.  Incorporated by reference to Exhibit 3.2 to our annual report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000.

		3.3	Bylaws. Incorporated by reference to Exhibit 3.3 to our current report on Form 8-K, filed on June 1, 2001.

		10.1	Tax Sharing Agreement, dated March 3, 1998 between Vishay Intertechnology, Inc. and Siliconix incorporated.

		10.2	One-Year Key Professional Incentive Bonus Plan. Incorporated by reference to Exhibit 10.2 to our annual report on Form 10-K for the fiscal year ended December 31, 1990, filed on April 15, 1991.

10.3

Amendment No. 1 to Siliconix One-Year Key Professional Incentive Bonus Plan.  Incorporated by reference to Exhibit 10.15 to our quarterly report on Form 10-Q for the quarter ended September 28, 1997, filed on November 12, 1997.

10.4

Amendment No. 2 to Siliconix One-Year Key Professional Incentive Bonus Plan.  Incorporated by reference to Exhibit 10.16 to our quarterly report on Form 10-Q for the quarter ended September 28, 1997, filed on November 12, 1997.

10.5

Amended and Restated License Agreement dated April 10, 1990 between the Company and International Rectifier Corporation.  Incorporated by reference to Exhibit 10.5 to our annual report on Form 10-K for the fiscal year ended December 31, 1990, filed on April 15, 1991.

10.6

Amendment to Amended and Restated License Agreement dated December 21, 1990 between the Company and International Rectifier Corporation.  Incorporated by reference to Exhibit 10.6 to our annual report on Form 10-K for the fiscal year ended December 31, 1990, filed on April 15, 1991.

10.7

Intercompany Loan Agreement dated December 26, 2002 between Vishay Intertechnology, Inc., as borrower, and Siliconix incorporated, as lender.  Incorporated by reference to Exhibit 10.17 to our annual report on Form 10-K/A for the year ended December 31, 2003, filed on November 16, 2004.

10.8

Amendment No. 1 to Intercompany Loan Agreement dated June 25, 2003 to Intercompany Loan Agreement dated December 26, 2002 between Vishay Intertechnology, Inc., as borrower, and Siliconix incorporated, as lender.  Incorporated by reference to Exhibit 10.18 to our annual report on Form 10-K/A for the year ended December 31, 2003, filed on November 16, 2004.

10.9	Sales and Receivables Sales Agreement dated February 22, 2005 between Vishay Americas, Inc. and Siliconix Technology C.V.

10.10	Sales and Receivables Sales Agreement dated February 22, 2005 between Vishay Semiconductor GmbH and Siliconix Technology C.V.

10.11	Share Purchase and Assignment Agreement effective January 1, 2005 between Vishay Semiconductor GmbH and Siliconix Holding GmbH.

10.12	Amendment to Share Purchase and Assignment Agreement dated March 8, 2005 between Vishay Semiconductor GmbH and Siliconix Holdings GmbH.

21	Subsidiaries of the Registrant.

31.1

Certification pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.

31.2	Certification pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Accounting Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Accounting Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICONIX INCORPORATED

By:	/s/ KING OWYANG

King Owyang
President and Chief Executive Officer

March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ KING OWYANG	President, Chief Executive Officer and a Director	March 15, 2005

King Owyang

Principal Accounting Officer:

/s/ WILLIAM M. CLANCY	Principal Accounting Officer	March 15, 2005

William M. Clancy

Board of Directors:

/s/ GLYNDWR SMITH	Chairman of the Board of Directors	March 15, 2005

Glyndwr Smith

/s/ HANSPETER EBERHARDT	Director	March 15, 2005

Hanspeter Eberhardt

/s/ TIMOTHY V. TALBERT	Director	March 15, 2005

Timothy V. Talbert

/s/ THOMAS C. WERTHEIMER	Director	March 15, 2005

Thomas C. Wertheimer

Siliconix incorporated

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Siliconix incorporated:

We have audited the accompanying combined consolidated balance sheets of Siliconix incorporated as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the combined consolidated financial position of Siliconix incorporated as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Siliconix incorporated’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
March 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Siliconix incorporated:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Siliconix incorporated maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Siliconix incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Siliconix incorporated maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Siliconix incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based onthe COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the combined consolidated balance sheets of Siliconix incorporated as of December 31, 2004 and December 31, 2003, and the related combined consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2004, and the financial statement schedule listed in the Index at Part IV, Item 15 of Siliconix incorporated, and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California
March 14, 2005

Siliconix incorporated
Combined Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$305,739	$279,465
Accounts receivable, net of allowances of $14,641 and $20,170	36,553	52,364
Accounts receivable from affiliates	22,189	28,777
Inventories	69,987	65,576
Other current assets	29,577	24,938
Deferred income taxes	4,780	3,508

Total current assets	468,825	454,628

Property and equipment, at cost:
Land	1,715	1,715
Buildings and improvements	62,686	58,082
Machinery and equipment	480,488	430,403

	544,889	490,200
Less accumulated depreciation	361,654	321,946

	183,235	168,254
Goodwill	7,445	7,445
Other assets	24,197	1,397

Total assets	$683,702	$631,724

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,668	$41,390
Accounts payable to affiliates	30,743	41,400
Payable to Vishay for purchase of VSIG	10,200	10,200
Accrued payroll and related compensation	10,938	9,903
Other accrued liabilities	42,331	31,966

Total current liabilities	125,880	134,859

Accrued pension benefits	3,129	3,137
Deferred income taxes	12,860	15,868
Other noncurrent liabilities	62,228	52,161
Minority interest	3,143	3,143

Total liabilities	207,240	209,168

Commitments and contingencies Stockholders’ equity:
Common stock, par value $0.01; 100,000,000 shares authorized; 29,879,040 shares issued and outstanding	299	299
Additional paid-in-capital	54,684	54,684
Retained earnings	422,231	367,451
Accumulated other comprehensive income (loss)	(752)	122

Total stockholders’ equity	476,462	422,556

Total liabilities and stockholders’ equity	$683,702	$631,724

See accompanying notes.

Siliconix incorporated
Combined Consolidated Statements of Operations
(In thousands, except for per share)

	Years ended December 31,

	2004	2003	2002

Net sales	$466,131	$398,092	$379,119
Cost of products sold	326,155	282,449	261,852

Gross profit	139,976	115,643	117,267
Operating expenses:
Research and development	21,152	19,501	19,314
Selling, marketing, and administrative expenses:
Related parties	32,442	30,337	18,689
Other non-related parties	20,067	16,175	23,567

Total selling, marketing, and administrative expenses	52,509	46,512	42,256

Total operating expenses	73,661	66,013	61,570

Operating income	66,315	49,630	55,697
Interest income, net	3,214	1,963	1,835
Other income (expense), net	581	(743)	2,221

Income before taxes and minority interest	70,110	50,850	59,753
Income tax provision	15,090	11,157	13,149
Minority interest in income of consolidated subsidiary	240	240	237

Net income	$54,780	$39,453	$46,367

Net income per share (basic and diluted)	$1.83	$1.32	$1.55
Shares used to compute net income per share	29,879	29,879	29,879

See accompanying notes.

Siliconix incorporated
Combined Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,

	2004	2003	2002

Operating activities
Net income	$54,780	$39,453	$46,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,020	45,393	46,456
Loss on disposal of property, plant, and equipment	170	658	—
Deferred income taxes	(4,279)	(1,064)	3,327
Other non-cash items	(3,254)	(2,143)	(2,406)
Prepayment to Tower Semiconductor	(20,000)	—	—
Changes in operating assets and liabilities:
Accounts receivable	15,811	(7,470)	(9,926)
Accounts receivable from affiliates	6,588	(18,866)	5,369
Inventories	(4,411)	2,708	(5,854)
Other current assets	(3,013)	(1,758)	(5,779)
Accounts payable	(9,122)	15,479	3,819
Accounts payable to affiliates	(10,657)	21,607	(33,692)
Accrued liabilities	11,400	(4,223)	15,841
Other	9,903	6,530	7,369

Net cash provided by operating activities	88,936	96,304	70,891

Investing activities
Purchase of property and equipment	(58,149)	(28,889)	(26,061)
Proceeds from sale of property and equipment	—	—	64
Proceeds from short-term investment with affiliate	—	215,000	—
Short-term investment with affiliate	—	(140,000)	(75,000)
Purchase of software licenses	(4,500)	—	—

Net cash (used in) provided by investing activities	(62,649)	46,111	(100,997)

Financing activities
Proceeds from restricted common stock	—	3	—

Net cash provided by financing activities	—	3	—

Effect of exchange rate changes on cash and cash equivalents	(13)	(36)	(49)

Net increase (decrease) in cash and cash equivalents	26,274	142,382	(30,155)
Cash and cash equivalents:
Beginning of period	279,465	137,083	167,238

End of period	$305,739	$279,465	$137,083

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	6,652	4,950	339
Capital expenditures included in accounts payable at December 31	1,400	2,000	—

See accompanying notes.

Siliconix incorporated
Combined Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock Shares	Common Stock at Par Amount	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders Equity

Balance at December 31, 2001	29,879	$299	$54,681	$281,631	$(2,418)	$334,193
Comprehensive income:
Net income	—	—	—	46,367	—	46,367
Currency translation adjustments	—	—	—	—	973	973
Minimum pension liability adjustment	—	—	—	—	(246)	(246)

Comprehensive income						47,094

Balance at December 31, 2002	29,879	$299	$54,681	$327,998	$(1,691)	$381,287
Proceeds from sale of restricted common stock	—	—	3	—	—	3
Comprehensive income:
Net income	—	—	—	39,453	—	39,453
Currency translation adjustments	—	—	—	—	1,812	1,812
Minimum pension liability adjustment	—	—	—	—	1	1

Comprehensive income						41,266

Balance at December 31, 2003	29,879	$299	$54,684	$367,451	$122	$422,556
Comprehensive income:
Net income	—	—	—	54,780	—	54,780
Currency translation adjustments	—	—	—	—	(830)	(830)
Minimum pension liability adjustment	—	—	—	—	(44)	(44)

Comprehensive income						53,906

Balance at December 31, 2004	29,879	$299	$54,684	$422,231	$(752)	$476,462

See accompanying notes.

Siliconix incorporated
Notes to Combined Consolidated Financial Statements

Note 1 – Basis of Presentation

Siliconix incorporated (“Siliconix”) designs, markets, and manufactures power and analog semiconductor products.  The Company focuses on technologies and products for the communications, computer, and automotive markets.  Additionally, many of the Company’s products are used in instrumentation, industrial and consumer applications.

The Company was founded in 1962 and subsequently reincorporated on March 5, 1987 in Delaware.  Vishay Intertechnology, Inc. of Malvern, Pennsylvania (“Vishay”) owns 80.4% of the Company’s outstanding common stock.  The Company’s relationships and transactions with Vishay are further described in Note 3.  On March 3, 2005, Vishay announced its intention to commence a tender offer for all outstanding shares of Siliconix not owned by Vishay.  See Note 13.

On February 1, 2005, the Board of Directors of Siliconix approved the acquisition by Siliconix of Vishay Semiconductor Itzehoe GmbH (“VSIG”) from Vishay.  The acquired entity has been renamed “Siliconix Itzehoe GmbH”.   VSIG had been a wholly owned subsidiary of Vishay, and Siliconix Itzehoe GmbH is now a wholly owned subsidiary of Siliconix.   This transaction has been accounted for as a merger of entities under common control and has been recorded in a manner similar to a pooling of interests.  Accordingly, the accompanying combined consolidated financial statements include the accounts of Siliconix incorporated and VSIG (collectively, the “Company”) for all periods presented.  Adjustments recorded to restate previously reported financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 consisted of those necessary to include the balances and results of VSIG and to eliminate intercompany balances and transactions  between Siliconix incorporated and VSIG.   The purchase price of $10.2 million is reflected as a payable to a related party.  The excess of the purchase price over the net equity of VSIG is reflected as a reduction to paid-in capital at each of the balance sheet dates presented.

The following table represents selected historical financial data for Siliconix incorporated and VSIG and the adjustments required to affect the merger of entities under common control similar to a pooling of interests:

	Siliconix	VSIG	Adjustments	Consolidated

As of December 31, 2003
Current assets	$448,237	$9,369	$(2,978)	$454,628
Total assets	601,170	33,532	(2,978)	631,724
Current liabilities	103,071	24,566	7,222	134,859
Total liabilities	177,010	24,936	7,222	209,168
Shareholders’ equity	424,160	8,596	(10,200)	422,556
Year ended December 31, 2003
Net sales	$392,064	$34,766	$(28,738)	$398,092
Gross profit	114,469	1,174	—	115,643
Operating income	49,008	622	—	49,630
Net income	39,361	92	—	39,453
Year ended December 31, 2002
Net sales	$372,944	$29,994	$(23,819)	$379,119
Gross profit	115,179	2,088	—	117,267
Operating income	53,983	1,714	—	55,697
Net income	46,156	211	—	46,367

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the combined consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Principles of Consolidation

The combined consolidated financial statements include the accounts of Siliconix and all of its subsidiaries in which a controlling financial interest is maintained.  All significant intercompany transactions, accounts, and profits are eliminated.  The 4% minority interest in the Company’s non-wholly owned subsidiary, Shanghai Simconix Co. Limited, is shown as a liability in the combined consolidated financial statements.

Revenue Recognition

The Company recognizes revenue on product sales during the period when the sales process is complete. This generally occurs when products are shipped to the customer in accordance with terms of an agreement of sale, title and risk of loss have been transferred, collectibility is reasonably assured and pricing is fixed or determinable.  For a small percentage of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met.  The Company historically has had agreements with distributors that provided limited rights of product return.  Beginning in 2002, the Company modified these arrangements to allow distributors a limited credit for unsaleable products, which it terms a “scrap allowance.”   Consistent with industry practice, the Company also has a “stock, ship and debit” program whereby it considers requests by distributors for credits on previously purchased products that remain in distributors’ inventory, to enable the distributors to offer more competitive pricing.  In addition, the Company has contractual arrangements whereby it provides distributors with protection against price reductions initiated by the Company after product is sold by the Company to the distributor and prior to resale by the distributor.

The Company records a reduction of revenue during each period, and records a related reduction to accounts receivable for the period, based upon its estimate of product returns, scrap allowances, “stock, ship and debit” credits and price protection credits that will be attributable to sales recorded through the end of the period.  The Company makes these estimates based upon sales levels to its distributors during the period, inventory levels at the distributors, current and projected market conditions and historical experience under the programs.

Shipping and Handling Costs

The Company includes shipping and handling costs in cost of sales.

Research and Development Expenses

Research and development costs are expensed as incurred.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company operates under a tax sharing agreement with Vishay. Under the Vishay Tax Sharing Agreement, the Company computes its income taxes on a separate company basis.  For the periods ended December 31, 2004, 2003, and 2002, the Company is included in the consolidated federal and certain combined state tax returns of the Vishay affiliated group.  For purposes of these combined consolidated financial statements, federal, state, and foreign income taxes have been computed as if the Company’s tax provision and related liability had been calculated on a separate return basis (see Note 6 - Income Taxes).

Note 2 – Summary of Significant Accounting Policies  (continued)

Cash Equivalents

Cash equivalents consist of short-term financial instruments that are readily convertible to cash and have original maturities of three months or less.

Accounts Receivable Allowances

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. As described in Note 3, the Company’s agreements with Vishay transfer ownership of receivables (and any associated bad debt risk) to Vishay Americas and Vishay Semiconductor GmbH in North America and Europe, respectively.  The Company receives cash payment from Vishay related to these sales no later than the end of the month in which the receivables are purchased.  Accordingly, the Company’s allowance for doubtful accounts relates only to receivables in the Asia-Pacific region at December 31, 2004, and to receivables in the Asia-Pacific and Europe regions at December 31, 2003.

The allowance is determined through an analysis of the aging of accounts receivable and assessments of risk that are based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company evaluates the past-due status of its trade receivables based on contractual terms of sale. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.  The Company also maintains an allowance for credits for distributor incentive programs as described above in the revenue recognition policy.

Inventories

Inventories are stated at the lower of cost or market.  Cost is computed on a currently adjusted standard basis (which approximates actual cost, determined on the first-in, first-out method); market is based upon estimated net realizable value.  The valuation of inventory at the lower of cost or market requires the Company to estimate the amounts of current inventory that will be sold.  These estimates are dependent on the Company’s assessment of current and expected orders from its customers.  Inventories are adjusted for estimated obsolescence and written down to net realizable value based upon estimates of future demand, technology developments and market conditions.

Property and Equipment

Property and equipment is carried at cost and is depreciated by the straight-line method based upon the estimated useful lives of the assets. The estimated lives used are 10 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment.  Depreciation expense was $44,425,000, $45,133,000, and $45,937,000, for the years ended December 31, 2004, 2003, and 2002, respectively.

Other Assets

Other assets at December 31, 2004 include the noncurrent portion of the prepayment to Tower Semiconductor of approximately $19.6 million, long-term software licenses of approximately $2.7 million, and other items which are individually immaterial.  Other assets at December 31, 2003 include items which are individually immaterial.

Goodwill

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

Goodwill is not amortized, but rather tested for impairment at least annually.  These tests will be performed more frequently if there are triggering events.

Note 2 – Summary of Significant Accounting Policies  (continued)

SFAS No. 142 prescribes a two-step method for determining goodwill impairment. In the first step, the Company determines the fair value of the reporting unit using a comparable companies market multiple approach. If the net book value of the reporting unit were to exceed the fair value, the Company would then perform the second step of the impairment test which requires allocation of the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value being allocated to goodwill. An impairment charge will be recognized only when the implied fair value of a reporting unit’s goodwill is less than its carrying amount.

The Company has allocated all of its goodwill, which arose in the acquisition of the additional interest in Simconix described in Note 4, to its Power MOSFET reporting unit.

The Company completed the transitional goodwill impairment test as of January 1, 2002. Fair value of reporting units was determined using comparable company market multiples. The Company determined that no goodwill impairment existed as of January 1, 2002.  The Company’s required annual impairment test is completed as of the first day of the fourth fiscal quarter of each year.  Management concluded that no impairment existed based on the annual impairment tests for 2004, 2003, and 2002.

Impairment of Long-Lived Assets

The Company evaluates impairment of its long-lived assets, other than goodwill, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which has been adopted by the Company as of January 1, 2002. Adoption of SFAS No. 144 had no effect on the Company’s financial position or its results of operations.  The carrying value of long-lived assets held-and-used, other than goodwill, is evaluated when events or changes in circumstances indicate the carrying value may not be recoverable.  The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than the carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset.  Fair market value is determined primarily using the projected cash flows from the asset discounted at a rate commensurate with the risk involved.  Losses on long-lived assets held-for-sale, other than goodwill, are determined in a similar manner, except that fair market values are reduced for disposal costs.

Stock-Based Compensation

Siliconix does not have any stock option or stock purchase plans, although options to purchase shares of common stock of Vishay have been issued to certain executive officers under the Vishay Intertechnology Stock Option Program.   Siliconix accounts for stock option grants using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations as set forth in FASB Interpretation No. 44, which requires the application of APB No. 25 to stock compensation based on stock of a parent company granted to employees of a consolidated subsidiary for purposes of reporting in the separate financial statements of that subsidiary.  No grants have been made to Siliconix employees under the Vishay Intertechnology Stock Option Program since 2000.

The grants of Vishay stock options to Siliconix employees did not result in any compensation expense because the options were granted with an exercise price equal to the market value on the date of the grant.

If compensation cost for the Vishay stock options granted to Siliconix employees had been measured using the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s pro forma net income amounts would not be materially different for any of the periods presented.

Note 2 – Summary of Significant Accounting Policies  (continued)

In December 2004, the Financial Accounting Standards Board issued Statement No. 123-R (“SFAS No. 123-R”), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25. SFAS 123-R will require compensation costs related to share-based payment transactions to be recognized in the combined consolidated financial statements (with limited exceptions).  The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, with earlier adoption permitted.   The adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations, or liquidity.

Other Noncurrent Liabilities

Other noncurrent liabilities at December 31, 2004 and 2003 include primarily accruals related to income taxes, and other items which are individually immaterial.

Financial Instruments and Credit Risk

Due to the short maturities and/or the variable interest rates of the Company’s financial instruments, including cash and cash equivalents, the carrying amounts approximate the fair value of the instruments.  The Company’s financial instruments that are subject to concentrations of credit risk consist primarily of cash and trade receivables.  However, management believes that the likelihood of incurring material losses due to concentration of credit risk is remote.  The credit risk related to the Company’s trade receivables is mitigated by the Company’s ongoing credit evaluations of its customers’ financial condition, reasonably short collection terms, and the geographical dispersion of sales transactions.  The Company generally does not require any collateral from its domestic customers, although letters of credit are used frequently throughout Asia. Bad debt expense has not been significant over the past three years. Effective January 2001, Vishay Americas, Inc., a wholly owned subsidiary of Vishay, assumed responsibility for collecting Siliconix’s accounts receivable for the North America region.  Effective July 2004, Vishay Semiconductor GmbH, a wholly owned subsidiary of Vishay, assumed responsibility for collecting Siliconix’s accounts receivable for the Europe region.  Accounts receivable ownership is transferred to Vishay at the gross amount as soon as sales invoices are generated.  Bad debt risk is assumed by Vishay Americas and Vishay Semiconductor GmbH for receivables in North America and Europe, respectively.  Commissions paid to Vishay, which cover the Vishay sales force and the related accounts receivable collection, are recorded in selling, marketing and administrative expenses. See Note 3 - Related Party Transactions.

Derivative Financial Instruments

The Company reports derivative instruments on the combined consolidated balance sheet at their fair values.  The accounting for changes in fair value depends upon the purpose of the derivative instrument and whether it is designated and qualifies for hedge accounting. For instruments designated as hedges, the effective portion of gains or losses is reported in other comprehensive income and the ineffective portion, if any, is reported in net income.  Changes in the fair values of derivative instruments that are not designated as hedges are recorded in current period earnings.

In prior years, the Company used financial instruments such as forward exchange contracts to hedge a portion, but not all, of its firm commitments denominated in foreign currencies.  The purpose of the Company’s foreign currency management is to minimize the effect of exchange rate changes on actual cash flows from foreign currency denominated transactions.  At December 31, 2004 and 2003, the Company had no outstanding forward exchange contracts.

Net Income per Share

Due to the Company’s simple capital structure, basic and diluted net income per share are the same.

Note 2 – Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

The financial statements for certain of the Company’s foreign subsidiaries are measured using the local currency as the functional currency. Foreign assets and liabilities in the combined consolidated balance sheets have been translated at the rate of exchange as of the balance sheet date.  Revenues and expenses are translated at the average exchange rate for the year.  Translation adjustments do not impact the results of operations and are reported as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in the results of operations.

Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.  Accrued liabilities for environmental matters recorded at December 31, 2004 and 2003 do not include claims against third parties and are not discounted.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 (“FIN 46”). The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46-R”) to address certain FIN 46 implementation issues.   The adoption of FIN 46 and FIN 46-R did not have any effect on the Company’s financial position, results of operations, or liquidity.

In November 2004, the FASB issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, which amends and clarifies existing accounting literature regarding abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted.  The provisions of this statement are to be applied prospectively.  The Company is presently evaluating the impact of this new standard.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.  This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The provisions of this statement are to be applied prospectively.  The adoption of this standard is not expected to have a material effect on our financial position, results of operations, or liquidity.

See discussion of SFAS No. 123-R, Share-Based Payment, which is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, under the heading “Stock-Based Compensation”.

See Note 6 for disclosures regarding the Company’s accounting for FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP No. 109-2).

Note 3 - Related Party Transactions

The Company maintains various agreements, transactions and relationships with Vishay.  All agreements and relationships with Vishay are reviewed and approved by the directors serving on the Siliconix Board of Directors that are not affiliated with Vishay.  Also see Note 13.

Sales organizations

Siliconix products are sold by the Vishay worldwide sales organizations that operate as three regionally-based legal entities.  The three regions consist of North America, Europe, and Asia.  The aim of the Vishay sales structure is to unify the activities of the member companies, provide efficiencies by eliminating the duplication of functions, and bring greater value to end customers by allowing them to deal with one entity for their active and passive electronic component purchasing needs. Vishay sales organizations function as undisclosed agents of Siliconix, through commission arrangements at a fixed percentage of sales made in each region for all sales related functions, as described below.  Commission rates are set at the beginning of each year based on budgeted selling expenses expected to be incurred by the Vishay sales organizations.  The agreements between Siliconix and the Vishay sales organizations allow for periodic adjustment of the commission rates to account for differences between budgeted and actual selling expenses incurred.

Effective from January 2001, Vishay Americas, Inc., a wholly owned subsidiary of Vishay, entered into an agreement to purchase Siliconix’s accounts receivable for the North America region. Accounts receivable ownership for North America region sales is transferred to Vishay Americas, Inc. for a purchase price equal to the gross amount of the purchased receivables multiplied by a discount rate as soon as sales invoices are generated.  The discount rate is set to reflect the assumption by Vishay Americas, Inc. of all bad debt risk and the costs of accounts receivable collection.  Vishay Americas, Inc. pays for the receivables in cash no later than the end of the month in which receivables are generated. Accounts receivable transferred to Vishay Americas, Inc. were $69,382,000 and $53,738,000 in 2004 and 2003, respectively.

Effective from July 2004, Siliconix and Vishay modified their agreement regarding collection of accounts receivable in Europe.  The amended agreement, which is similar to the arrangement for the North America region, transfers the accounts receivable ownership to Vishay Semiconductor GmbH for a purchase price equal to the gross amount of the purchased receivables multiplied by a discount rate as soon as sales invoices are generated.  The discount rate is set to reflect the assumption by Vishay Semiconductor GmbH of all bad debt risk and the costs of accounts receivable collection.  Vishay Semiconductor GmbH pays for the receivables in cash no later than the end of the month in which receivables are generated. Accounts receivable transferred to Vishay Semiconductor GmbH were $34,129,000 in 2004.

In the Asia-Pacific region, Vishay receives a sales commission, but the ownership of all receivables, including bad debt risk, remains with Siliconix.

Discounts received by Vishay affiliates on their purchase of receivables, and commissions paid to Vishay affiliates for North America, Europe, and Asia-Pacific sales and related activities, totaled $18,381,000, $18,063,000, and $16,898,000, in 2004, 2003, and 2002, respectively.  The discounts and commission amounts, averaging less than 5% of sales, are included in related party selling, marketing, and administrative expenses in the combined consolidated statements of operations.  Average discount and commission rates paid in the North America region were 7.5%, 8.5% and 7.5% in 2004, 2003 and 2002, respectively.  Average discount (2004 only) and commission rates paid in the Europe region were 5.1%, 4.5% and 5.4% in 2004, 2003 and 2002, respectively.  Average commission rates paid in the Asia-Pacific region were 3.0%, 3.9% and 3.9% in 2004, 2003 and 2002, respectively.

Subcontract manufacturing

Beginning in 2001, a wholly owned subsidiary of Vishay in Israel was engaged to provide assembly and testing subcontract services to Siliconix.  Subcontractor fees paid were $13,514,000 in 2004, $8,905,000 in 2003, and $5,028,000 in 2002. Subcontractor fees are included in cost of sales in the accompanying combined consolidated statements of operations.

Note 3 - Related Party Transactions (continued)

In 1996, Siliconix, through its affiliate in Itzehoe, Germany, entered into an agreement with Fraunhofer Gesellschaft (“FHG”), an institute partially owned by the German government, for the use of the FHG wafer fabrication facility in Itzehoe, Germany until December 31, 2007.  This affiliate, renamed Vishay Semiconductor Itzehoe GmbH (“VSIG”), was acquired by Vishay concurrently with Vishay’s acquisition of its 80.4% interest in Siliconix in 1998.  During 2004, 2003, and 2002, VSIG provided wafer fabrication subcontract services to Siliconix.  Subcontractor fees were $33,214,000, $28,738,000 and $23,819,000, respectively.  As described in Note 1, the combined consolidated financial statements include the accounts of Siliconix and VSIG for all periods presented.  These transactions between Siliconix and VSIG have been eliminated in consolidation.

Administrative service sharing agreements

Siliconix and VSIG have entered into certain service sharing agreements with Vishay and certain of its affiliates. Administrative expenses primarily related to personnel, insurance, logistics, other overhead functions, corporate IT support, and network communications support are shared and then allocated to the appropriate party on a periodic basis.  During 2004, 2003, and 2002, related parties reimbursed Siliconix $2,685,000, $5,446,000, and $6,235,000, respectively, for administrative expenses incurred by Siliconix on their behalf.  During the same periods, Siliconix reimbursed related parties $13,892,000, $15,804,000, and $8,026,000, respectively, for administrative expenses incurred by related parties on Siliconix’s behalf.  During 2004, 2003, and 2002, VSIG reimbursed related parties $200,000, $188,000, and $194,000, respectively, for administrative expenses incurred by related parties on VSIG’s behalf.  These administrative reimbursements and payments are included in related party selling, marketing, and administrative expenses in the accompanying combined consolidated statements of operations.

Centralized payment services

Vishay maintains a centralized payment system for Asian accounts payable.  In 2003, Vishay created a centralized payment system for U.S. accounts payable and U.S. payroll.  The liabilities are recorded on Siliconix’s books, but are paid by Vishay.  Siliconix reimburses actual amounts paid by Vishay.  Amounts reimbursed by Siliconix were $145,034,000, $123,391,000 and $108,645,000 for Asian accounts payable in 2004, 2003 and 2002.  Amounts reimbursed by Siliconix for U.S. accounts payable were $178,858,000 in 2004 and $109,788,000 in 2003.  Amounts reimbursed by Siliconix for U.S. payroll were $53,978,000 in 2004 and $59,362,000 in 2003.

Additionally, in 2004 and 2003, Siliconix reimbursed $4,572,000 and $4,379,000 of third-party warehouse costs paid by Vishay on behalf of Siliconix.  In prior years, these amounts were directly billed to Siliconix by the third-party warehouse.

Vishay’s European operations participate in a cash pooling arrangement.  All cash receipts and payments are recorded by a single European affiliate, and all other entities maintain an intercompany receivable or payable balance with that affiliate.  At December 31, 2004 and 2003, VSIG had net payables of $13,743,000 and $9,590,000 to a European affiliate of Vishay under this cash pooling arrangement.  The net payable balance resulted from cash expenditures for capital equipment over several periods.  VSIG incurred interest of $566,000, $464,000, and $1,179,000 for 2004, 2003, and 2002 on its outstanding cash pooling balance to an affiliate of Vishay.  Subsequent to a short transition period in 2005, VSIG’s cash pooling arrangement with Vishay’s European affiliate will be terminated and the liability outstanding under the cash pooling arrangement will be settled.

Management fees

Management fees paid by Siliconix to Vishay were $2,854,000, $1,915,000, and $1,794,000, during 2004, 2003, and 2002, respectively.  These management fees are primarily related to services provided by the Vishay corporate office, including accounting matters for all SEC filings, investor relations, tax services, cash management, legal services, and the handling of insurance coverage on a global basis.  These fees are included in selling, marketing, and administrative expenses in the accompanying combined consolidated statements of operations.

Note 3 - Related Party Transactions (continued)

Management fees paid by VSIG to affiliates of Vishay were $97,000, $162,000 and $173,000 during 2004, 2003, and 2002, respectively.  These management fees are primarily related to services provided by Vishay’s European regional operations, including accounting, cash management, legal services, insurance, and tax services.  These fees are included in selling, marketing, and administrative expenses in the accompanying combined consolidated statements of operations.

Sales to affiliates of Vishay

Product sales to Vishay and its affiliates were $847,000, $106,000, and $77,000 during 2004, 2003, and 2002, respectively.  These amounts are included in net sales in the accompanying combined consolidated statements of operations.  The related cost of these products sold to Vishay and its affiliates were approximately $593,000, $75,000, and $53,000 during 2004, 2003, and 2002, respectively.

Notes receivable

Siliconix had a short-term loan agreement with Vishay under which it could, from time to time, advance money to Vishay.  All notes under this loan agreement were callable by Siliconix at any time.  Interest income related to promissory notes was $0, $90,000, and $25,000 during 2004, 2003, and 2002, respectively.  These amounts are included in interest income in the accompanying combined consolidated statements of operations.  In December 2002, Siliconix received a related party promissory note under the loan agreement for $75 million, which was callable by Siliconix at any time and bore an interest rate of 3.025%.  This promissory note was fully repaid on January 2, 2003.

In March 2003, Siliconix received a related party promissory note under the loan agreement for $70 million, which was callable by Siliconix at any time and bore an interest rate of 3.0%. This promissory note was fully repaid on April 2, 2003.  In June 2003, Siliconix received a related party promissory note under the loan agreement for $70 million, which was callable by Siliconix at any time and bore an interest rate of 2.75%. This promissory note was fully repaid on July 1, 2003.

This short-term loan agreement with Vishay expired on January 2, 2005.  During the period July 1, 2003 through January 2, 2005, there were no amounts outstanding related to this loan agreement.

Stock Options

Siliconix does not have any stock option or stock purchase plans, although options to purchase shares of common stock of Vishay have been issued to certain executive officers under the Vishay Intertechnology Stock Option Program. No such options, however, have been granted during the years ended December 31, 2004, 2003 and 2002.

Note 4 - Simconix

As of December 31, 2004, the Company held a 96% interest in Simconix, a back-end manufacturing facility in Shanghai, People’s Republic of China.  The Company originally held a 50% interest in Simconix and acquired an additional 40% interest in 1998.  The Company’s interest increased as a result of additional capital contributions made by Siliconix in 2001, 2002 and 2004.

At the time of the 1998 acquisition, the Company and the minority shareholder, the Shanghai Institute of Metallurgy (the “SIM”) entered into an agreement that fixed the value of the original minority shareholder’s 10% interest in Simconix at $3 million regardless of the earnings or losses of Simconix.  The minority shareholder has the right to put either all or part of its interest to the Company at any time for a pro rata portion of the $3 million.  In exchange for the minority shareholder’s agreement not to participate in profits or losses, the Company is required to pay the minority shareholder a fixed return on its $3 million equal to an annual, compounded rate of LIBOR plus 2% payable every six months or such longer period as requested by the seller.  This amount has been recorded as minority interest expense because it relates to the minority shareholder’s ownership of registered capital.  The subsidiary’s minority interest was recorded as a liability in the Company’s combined consolidated financial statements.

Simconix leases certain general office space from the SIM.

The Company received $1.9 million in 2004 and $1.4 million in 2002, included in “other income” in the combined consolidated statements of operations, from the Chinese government as a result of additional capital contributions in Simconix made by the Company in 2004 and 2002.  Minority interest expense was $240,000, $240,000, and $237,000, in 2004, 2003, and 2002, respectively.  Interest paid to the minority shareholder was $240,000 in 2004, $420,000 in 2003, and $520,000 in 2002.  The interest payment made in 2003 and 2002 include accrued interest from prior periods that was not paid in the respective years.

Note 5 - Inventories

Inventories consisted of the following (in thousands):

	December 31,

	2004	2003

Finished goods	$18,863	$15,212
Work-in-process	40,654	41,368
Raw materials	10,470	8,996

	$69,987	$65,576

Note 6 - Income Taxes

Earnings before income taxes from foreign operations for the years ended December 31, 2004, 2003, and 2002, consisted of $55,898,000, $40,733,000, and $50,157,000, respectively.

Significant components of income taxes are as follows (in thousands):

	Years ended December 31,

	2004	2003	2002

Current:
Federal	$7,583	$5,548	$1,333
State and local	—	—	—
Foreign	1,279	590	870

	8,862	6,138	2,203

Deferred:
Federal	8,138	5,017	8,511
State and local	(642)	98	2,211
Foreign	(1,268)	(96)	224

	6,228	5,019	10,946

	$15,090	$11,157	$13,149

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Accrued expenses and reserves	$6,024	$4,436
Tax credit carryforwards	5,107	5,622

Total gross deferred tax assets	11,131	10,058
Less valuation allowance	(2,372)	(3,379)

Net deferred tax assets	8,759	6,679
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(13,807)	(16,119)
Investment in joint venture	(2,923)	(2,924)

Total gross deferred tax liabilities	(16,730)	(19,043)

Net deferred tax liability	$(7,971)	$(12,364)

Note 6 - Income Taxes (continued)

A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense (benefit) is as follows (in thousands):

	Years ended December 31,

	2004	2003	2002

Tax at statutory rate	$24,539	$17,797	$20,914
Effect of foreign operations	(7,636)	(6,816)	(7,867)
Benefit of extraterritorial income exclusion	(568)	(534)	(494)
State taxes, net of federal benefit	(417)	64	1,437
Business tax credits	—	697	(697)
Other	(828)	(51)	(144)

	$15,090	$11,157	$13,149

At December 31, 2004 the Company had the following significant tax credit carryforwards available (in thousands):

		Expires

Credits:
California investment credit	$2,996	2005 - 2010
California research credit	$4,210	No Expiration

At December 31, 2004, no provision had been made for U.S. federal and state income taxes on approximately $337.7 million of undistributed foreign earnings, which are expected to be reinvested outside of the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

Siliconix incorporated files its U.S. federal income tax return as part of the consolidated return of Vishay Intertechnology, Inc.  Pursuant to the tax sharing agreement between the companies, Siliconix prepares tax returns and records its tax liability as if it were associated only with its own subsidiaries.  Total income taxes payable to Vishay Intertechnology, Inc. as of December 31, 2004 and 2003 were $2,663,000 and $1,055,000, respectively.

The Company continues to evaluate the impact of repatriation of earnings and cash pursuant to the American Jobs Creation Act of 2004, which was signed into law in October 2004.  At the present time, the Company expects its cash and profits generated by foreign subsidiaries to continue to be reinvested indefinitely.

The Company’s U.S. income tax returns for the tax years 1996 through 2002 are presently under examination by the Internal Revenue Service.  Management believes that any potential tax assessment plus related interest and penalties, if any, have been sufficiently provided for in the combined consolidated financial statements.

Note 7 – Segment and Geographic Data

The Company is engaged primarily in the design, marketing, and manufacturing of power and analog semiconductor products.  The Company is organized in three operating segments, Power MOSFETs, Power ICs, and analog switching devices.  Due to their inter-dependencies, similar long-term economic characteristics, shared production processes and distribution channels, these operating segments have been aggregated into one reportable operating segment.

Sales of the Power MOSFET product lines make up the vast majority of the Company’s total sales.  Sales for the Power IC and analog switching devices product lines each individually represent less than 10% of total sales for 2004, 2003 and 2002.

One Asian distributor accounted for more than 10% of net sales in 2004.  Two Asian distributors each accounted for more than 10% of net sales in 2003 and 2002. Additionally, in 2002, an original equipment manufacturer also individually represented over 10% of net sales.

The Company maintains foreign subsidiaries in the Netherlands, Germany, the United Kingdom, the People’s Republic of China, the Republic of China (Taiwan), Israel, and the U.S. Virgin Islands.  At December 31, 2004 and 2003, the Company had manufacturing operations in the United States, Germany, the Republic of China (Taiwan), and the People’s Republic of China and through both affiliated and independent subcontractors in Germany, Israel, and various countries throughout Asia.   See Note 1.

Information about the Company’s operations by geographic area is shown in the following table (revenue is attributed to countries based on the sold-to location, amounts in thousands):

	Years ended December 31,

	2004	2003	2002

Net Sales
North America	$69,407	$52,163	$52,456
Europe	69,111	49,504	48,563
Asia-Pacific:
Taiwan	111,020	68,996	74,582
Hong Kong	37,501	56,776	52,358
Singapore	53,332	45,222	44,972
South Korea	42,509	46,252	36,341
Japan	34,901	33,560	39,282
Other Asia-Pacific	45,286	42,923	28,303

Total Asia-Pacific	324,549	293,729	275,838
All Other	3,064	2,696	2,262

	$466,131	$398,092	$379,119

	December 31,

	2004	2003

Long-Lived Assets
United States	$110,365	$115,951
Europe	26,399	24,163
Asia Pacific	78,113	36,982

	$214,877	$177,096

Note 8 - Leases and Commitments

Leases

At December 31, 2004, the future minimum commitments for all non-cancelable operating leases were as follows (in thousands):

2005	$10,012
2006	9,796
2007	9,594
2008	430
2009	315
Thereafter	55

Total minimum lease payments	$30,202

The Company leases land, wafer fabrication facilities, office facilities, and equipment under operating leases.  Operating lease expenses were $10,987,000, $9,630,000, and $10,441,000, in 2004, 2003, and 2002, respectively.

The majority of our future lease commitments relate to an agreement entered into by the Company in 1996 with FHG.  The agreement allows the Company to use the FHG wafer fabrication facility in Itzehoe, Germany until December 31, 2007.  The Company is presently negotiating the terms of an extension of this agreement.

License Agreements

The Company has entered into product license agreements, which provide, among other things, that the Company make royalty payments based on sales of certain products at royalty rates specified in the agreements.  The product license agreements either have a fixed term or terminate upon expiration of the licensors’ underlying patents.   Certain of these agreements expired in 2004.  Royalty expenses under these royalty agreements were $422,000, $3,979,000, and $3,308,000, in 2004, 2003, and 2002, respectively.  Included in accrued liabilities are royalties payable of $87,000 and $1,971,000 at December 31, 2004 and 2003, respectively.

Purchase Commitments – Tower Semiconductor

On May 17, 2004, the Company announced that it signed a definitive long-term foundry agreement for semiconductor manufacturing with Tower Semiconductor, pursuant to which it will purchase semiconductor wafers from and transfer certain technology to Tower Semiconductor.

Siliconix will place orders valued at approximately $200 million for the purchase of semiconductor wafers to be manufactured in Tower’s Fab 1 facility over a seven to ten year period.  The agreement specifies minimum quantities per month and a fixed quantity for the term of the agreement.  Siliconix must pay for any short-fall in minimum order quantities specified under the agreement.

The technology transfer from Siliconix to Tower has started and is estimated to be completed by the second quarter of 2005.  After the completion of the technology transfer, the expected purchase commitments are approximately $8 million for year one of the agreement; approximately $16 million for year two of the agreement; and approximately $29 million per year through the end of the agreement.   Based on the expected date of completion of the technology transfer in the second quarter of 2005, the purchase commitments would be approximately $4 million, $12 million, $22 million, $29 million, and $29 million for the calendar years 2005, 2006, 2007, 2008, and 2009 respectively.  An acceleration or delay in the completion of the technology transfer will accelerate or delay, respectively, the timing of the future purchase commitments.  Management believes that these commitments are at prices which are not in excess of current market prices.

Note 8 - Leases and Commitments (continued)

All remaining conditions of this agreement were satisfied in the third quarter of 2004.  Pursuant to the agreement, Siliconix advanced $20 million to Tower in the third quarter of 2004, to be used for the purchase of additional equipment required to satisfy Siliconix’s orders.  This advance is considered a prepayment on future wafer purchases, reducing the per wafer cost to Siliconix over the term of the agreement.   The combined consolidated balance sheet as of December 31, 2004 includes $408,000 in other current assets for prepayments expected to be utilized within one year and $19,592,000 in other assets related to credits to be utilized during the remaining term of the agreement.  An acceleration or delay in the completion of the technology transfer will accelerate or delay, respectively, the utilization of these prepayment amounts.

Purchase Commitments – Other

In 2004, the Company entered into a five-year foundry agreement for semiconductor manufacturing with a subcontractor in Japan.  This agreement was a continuation and expansion of a previous technology transfer and business agreement for the manufacture of silicon wafers.  The agreement calls for Siliconix to provide a rolling twelve-month forecast of estimated requirements.  The first six months of this forecast are fixed as to quantity, and the subsequent six months are guaranteed not to be less than a quantity stated in the agreement.  Thereafter, the monthly quantity may vary based on market demand.  Under the agreement, Siliconix must guarantee that its business with this subcontractor represents a minimum percentage of wafer requirements and is required to make its best efforts not to reduce the average monthly demand rate below a specified threshold.  Management believes that its minimum purchase commitments with this subcontractor are approximately $47 million, $27 million, $27 million, $27 million, and $9 million in 2005, 2006, 2007, 2008, and 2009, respectively.  Purchases from this subcontractor in 2004 were approximately $50 million, which includes amounts purchased under the previous agreement. Management believes that actual purchases will be in excess of these minimum commitments.  Management believes that these commitments are at prices which are not in excess of current market prices.

The Company has various other purchase commitments incidental to the ordinary conduct of business.  Such commitments are at prices which are not in excess of current market prices.

Note 9 - Employee Benefit Plans

The profit sharing element of the Siliconix incorporated Retirement Plan Trust (the “Plan”) provides for annual contributions by the Company of up to 10% of consolidated income before taxes (as defined).  Vesting in the profit sharing element of the Plan occurs ratably over a five-year period.  Upon employee termination, non-vested contributions are forfeited and reduce the Company’s current and/or future contributions to the Plan.  Contributions are made subsequent to each year-end.  The expected contribution related to the current year results is included on the combined consolidated balance sheets, and recorded as an expense in the statements of operations, for 2004, 2003, and 2002.  The Company expects to contribute approximately $6.1 million, net of forfeitures of approximately $167,000, in 2005 related to 2004 fiscal results. The Company’s actual contributions under the plan were $4,427,413 and $5,111,000 (net of forfeiture amounts of $119,000 and $161,000) in 2004 and 2003, respectively, related to 2003 and 2002 fiscal results, respectively.  The tax deferred savings element of the Plan allows eligible employees to contribute up to 100% of their compensation, up to the maximum annual deferral allowed by Internal Revenue Service regulations.  The Company matches a portion of each participating employee’s contribution. The Company recorded expenses for matching contributions of $1,166,000, $1,019,000, and $1,068,000 in 2004, 2003, and 2002, respectively.

The Company’s U.S. defined benefit pension plan was terminated in 1998.  The Company’s subsidiary in the Republic of China (Taiwan) has a defined benefit pension plan that covers substantially all of its employees.  The Company’s accrued pension benefit related to the plan, representing unfunded vested benefits, was $3,129,000 and $3,137,000 at December 31, 2004 and 2003, respectively.

Note 10 - Employee Stock Plan

Prior to the Company’s reorganization in 1990, the Company’s Board of Directors authorized the sale of restricted common stock to certain key employees and directors for initial payments below market values.  No restricted shares have been issued under this plan since 1990.  All of the outstanding restricted shares are fully vested.  Vested restricted shares are subject to the Company’s lifetime right of first refusal to purchase the shares.  In the event the Company declines to purchase the shares, shares can be sold on the open market, and a fixed amount of $1.02 per share (an amount determined under the Company’s 1990 plan of reorganization) is paid to the Company.  Amounts paid to the Company are included in additional paid-in-capital.  The following table summarizes activity related to these restricted shares during the years ended December 31, 2004, 2003, and 2002:

	Years ended December 31,

	2004	2003	2002

Outstanding at beginning of year	161,666	163,666	163,666
Shares sold to the Company	—	—	—
Shares sold on open market	—	(2,000)	—

Outstanding at end of year	161,666	161,666	163,666

Note 11 – Contingencies

As of December 31, 2004, the Company remained a party to two environmental proceedings.  The first involves property that the Company vacated in 1972.  In July 1989, the California Regional Water Quality Control Board (“RWQCB”) issued Cleanup and Abatement Order No. 89-115 both to the Company and the then-owner of the property. The Order alleged that the Company contaminated both the soil and the groundwater on the property by the improper disposal of certain chemical solvents.  The RWQCB considered both parties to be liable for the contamination and sought to have them decontaminate the site to acceptable levels.  The Company subsequently reached a settlement of this matter with the then-owner of the property.  The settlement provided that said owner will indemnify the Company and its employees, officers, and directors against any liability that may arise out of any governmental agency actions brought for environmental cleanup of the subject site, including liability arising out of RWQCB Order No. 89-115, to which the Company remains nominally subject.

The second proceeding involves the Company’s Santa Clara, California facility, which the Company has owned and occupied since 1969.  In February 1989, the RWQCB issued Cleanup and Abatement Order No. 89-27 to the Company. The Order was based on the discovery of contamination of both the soil and the groundwater on the property by certain chemical solvents.  The Order called for the Company to specify and implement interim remedial actions and to evaluate final remedial alternatives.  The RWQCB issued subsequent orders regarding monitoring and clean-up of the site.  The Company has substantially complied with the RWQCB’s orders to date.

In management’s opinion, based on discussion with legal counsel and other considerations, the ultimate resolution of the above-mentioned matters are not expected to have a material adverse effect on the Company’s combined consolidated financial condition or results of operations.  The combined consolidated balance sheets at December 31, 2004 and 2003 include accruals related to the Company’s estimated costs to remediate these environmental matters.

The Company is engaged in discussions with various parties regarding patent licensing and cross patent licensing issues.  In addition, the Company has observed that in the current semiconductor industry business environment, companies have become more aggressive in asserting and defending patent claims against competitors.  The  Company will continue to vigorously defend its intellectual property rights, and may become party to disputes regarding patent licensing and cross patent licensing.  The Company does not believe that any of these matters will have a material adverse effect on the Company’s business or operating results.  However, it is reasonably possible that an unfavorable outcome regarding one of these intellectual property matters could have a material adverse effect on the Company’s business and operating results.

Note 12 – Other Comprehensive Income (Loss)

The following are the components of comprehensive income (loss) (in thousands):

	Beginning Balance	Net-of-Tax Amount	Ending Balance

December 31, 2002
Currency translation adjustments	$(2,418)	$973	$(1,445)
Minimum pension liability adjustment	—	(246)	(246)

	$(2,418)	$727	$(1,691)

December 31, 2003
Currency translation adjustments	$(1,445)	$1,812	$367
Minimum pension liability adjustment	(246)	1	(245)

	$(1,691)	$1,813	$122

December 31, 2004
Currency translation adjustments	$367	$(830)	$(463)
Minimum pension liability adjustment	(245)	(44)	(289)

	$122	$(874)	$(752)

Note 13 - Subsequent Events

On March 3, 2005, Vishay announced its intention to commence a tender offer for all outstanding shares of Siliconix not owned by Vishay following the filing of the Vishay and Siliconix Annual Reports on Form 10-K for the year ended December 31, 2004.   Under the terms of the intended tender offer, Vishay would exchange 2.64 shares of Vishay common stock for each outstanding share of Siliconix stock. The closing prices for Vishay and Siliconix shares on March 3, 2005 were $13.25 and $29.15, respectively.   The intended tender offer would be pursuant to tender offer documentation filed with the Securities and Exchange Commission, which will contain information about the offer.

The intended tender offer will be subject to the non-waivable condition that the offer be accepted by holders of a majority of the outstanding shares not owned by Vishay. Also, promptly following the consummation of the offer, Vishay will effect a merger of Siliconix with a subsidiary of Vishay in which all remaining holders of Siliconix stock would receive the same consideration for their shares as the holders who tendered their shares received in the offer.

In March 2005, the Siliconix Board of Directors appointed a special committee of independent directors to consider and evaluate the tender offer when it is formally received by the Company.

Following the announcement of Vishay’s intention to make this tender offer, several purported class-action complaints were filed against Vishay, Siliconix, and the Siliconix directors, alleging, among other things, that the intended offer is unfair and a breach of fiduciary duty, and seeking, among other things, to enjoin the transaction.  The Company and the other defendants have not yet responded to the complaints.

Note 14 – Summary of Quarterly Financial Information (Unaudited)

(In thousands, except per share data)

	2004				2003

	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$120,667	$121,960	$117,222	$106,282	$98,895	$89,503	$98,864	$110,830
Gross profit	$35,812	$39,807	$37,322	$27,035	$28,043	$27,790	$28,201	$31,609
Net income	$14,025	$15,242	$15,549	$9,964	$9,954	$9,305	$9,652	$10,542
Net income per share (basic and diluted)	$0.47	$0.51	$0.52	$0.33	$0.33	$0.31	$0.32	$0.35
Quarter end date	Apr. 3	Jul. 3	Oct. 2	Dec. 31	Mar. 29	Jun. 28	Sept. 27	Dec. 31

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31.

Siliconix incorporated
Schedule II – Valuation and Qualifying Accounts
(amounts in thousands)

	Balance at Beginning of Period	Charged to Costs and Expense	Charged to Revenue(1)	Deductions(2)	Balance at End of Period

Year Ended December 31, 2002
Allowance for Doubtful Accounts	2,444	(862)	—	—	1,582
Allowance for Distributor Incentives	16,546	—	32,250	32,519	16,277
Deferred tax valuation allowance	3,080	1,699	—	—	4,779

	22,070	837	32,250	32,519	22,638

Year Ended December 31, 2003
Allowance for Doubtful Accounts	1,582	(212)	—	—	1,370
Allowance for Distributor Incentives	16,277	—	42,373	39,850	18,800
Deferred tax valuation allowance	4,779	(1,400)	—	—	3,379

	22,638	(1,612)	42,373	39,850	23,549

Year Ended December 31, 2004
Allowance for Doubtful Accounts	1,370	(404)	—	—	966
Allowance for Distributor Incentives	18,800	—	24,034	29,159	13,675
Deferred tax valuation allowance	3,379	(1,007)	—	—	2,372

	23,549	(1,411)	24,034	29,159	17,013

(1)

The Company historically has had agreements with distributors that provided limited rights of product return.  Beginning in 2002, the Company modified these arrangements to allow distributors a limited credit for unsaleable products, which it terms a “scrap allowance.”  Consistent with industry practice, the Company also has a “stock, ship and debit” program whereby it considers requests by distributors for credits on previously purchased products that remain in distributors’ inventory, to enable the distributors to offer more competitive pricing.  In addition, the Company has contractual arrangements whereby it provides distributors with protection against price reductions initiated by the Company after product is sold by the Company to the distributor and prior to resale by the distributor.  The Company records a reduction of revenue during each period, and records a related reduction to accounts receivable for the period, based upon its estimate of product returns, scrap allowances, “stock, ship and debit” credits and price protection credits that will be attributable to sales recorded through the end of the period.  The Company makes these estimates based upon sales levels to its distributors during the period, inventory levels at the distributors, current and projected market conditions and historical experience under the programs.

(2)	Represents actual credits granted to distributors.