Form 10-K/A
period 2004-12-31
SILICONIX INC
filed 2005-04-22
CIK 90283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 18, 2005, registrant had 29,879,040 shares of its common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

This page intentionally left blank.

Siliconix incorporated
Amendment No. 1 to Form 10-K for the year ended December 31, 2004

This page intentionally left blank.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The following sets forth the name, age and principal occupation of each director, his position with the Company and business experience during the past five years, and the year each was first elected a director of the Company.

King Owyang	59	President and Chief Executive Officer of the Company since 1998; Executive Vice President, Technology and Silicon Operations of the Company from 1992 to 1998; director of Siliconix since 1998.

Hanspeter Eberhardt	68

Retired semiconductor executive since 2003; director of Fastech Ltd. Philippines from 2001 to 2003; member of the Advisory Board of Fraunhofer Institut, Itzehoe, Germany, from 1998 to 2001; Senior Vice President of the Semiconductor Division of TEMIC TELEFUNKEN microelectronic GmbH from 1993 to 1998; director of Siliconix incorporated from 1991 to 1998; director of Siliconix since 2004.

Glyndwr Smith	66

Assistant to the CEO and Executive Vice President, Marketing Intelligence of Vishay Intertechnology, Inc. (sometimes referred to hereinafter as “Vishay”) since 2003; Assistant to the CEO and Senior Vice President, Marketing Intelligence of Vishay from 1991 to 2003; director of Siliconix since 1998.

Timothy V. Talbert	58

Senior Vice President and Chief Credit Officer of Lease Corporation of America since 2000; Senior Vice President and Director of Asset Based Lending and Equipment Leasing of Huntington National Bank from 1997 to 2000; prior to that, served in a variety of positions with Comerica Bank for more than 20 years; director of Siliconix since 2001.

Thomas C. Wertheimer	64

Independent financial and accounting consultant; consultant to the Public Company Accounting Oversight Board since May 2003; audit partner with the accounting firm PricewaterhouseCoopers LLP and its predecessor Coopers & Lybrand LLP from 1973 until his retirement in 2000; serves on the Boards of Directors of Vishay Intertechnology, Inc. and Fiserv, Inc.; director of Siliconix since 2004.

Audit Committee

The members of the Audit Committee of the Board of Directors are Hanspeter Eberhardt, Timothy Talbert, and Thomas Wertheimer (chairman).  The Board of Directors has determined that Mr. Wertheimer qualifies as an audit committee financial expert and is an independent director, as that term is defined in the applicable Securities and Exchange Commission regulations.

Compliance with Section 16 of the Securities Exchange Act of 1934

Directors, executive officers, and persons who beneficially own more than ten percent of the Company’s Common Stock are required to comply with Section 16 of the Securities Exchange Act of 1934, which requires generally that such persons file reports with the Securities and Exchange Commission to report their ownership of and transactions in the Company’s Common Stock.  The Company believes, based solely on a review of the copies of such reports received by the Company, that all Section 16 filers timely filed all required reports under Section 16 of the Exchange Act with respect to events and transactions that occurred in the fiscal year ended December 31, 2004.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its officers and directors.  This Code of Ethics may be found on the Internet by following the “Siliconix Investor Relations” link from the Company’s website at www.siliconix.com.

Item 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following table shows, as to the Chief Executive Officer and the Company’s only other executive officer, information concerning compensation paid for services to the Company in all capacities during the fiscal year ended December 31, 2004, as well as the total compensation paid to each such individual for the Company’s previous two fiscal years.

Summary Compensation Table

		Annual Compensation

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		All Other Compensation (1)

King Owyang	2004	$418,186	$115,172		(2)	$40,301
President and CEO	2003	$403,062	$92,489		(2)	$34,211
	2002	$392,468	$166,908		(2)	$45,789
Nick Bacile	2004	$277,577	$52,410		(2)	$40,301
Executive Vice President	2003	$265,187	$40,755		(2)	$34,211
	2002	$261,758	$74,828		(2)	$45,789

(1)   The Company does not have any stock option or stock purchase plans, although options to purchase shares of common stock of Vishay Intertechnology, Inc. have been issued to certain executive officers under the Vishay Intertechnology 1998 Stock Option Program.  No such options, however, were granted in 2004.  See “Option Exercises in Fiscal 2004 and Fiscal 2004 Year-End Values” below.  All Other Compensation includes Company contributions to the individuals’ respective Tax Deferred Savings Plan (“TDSP”) and Profit Sharing Plan (“PSP”) accounts, and payment by the Company of group term life insurance premiums on their behalf.  In 2004 these amounts were the same for both Dr. Owyang and Mr. Bacile:  TDSP - $6,150; PSP - $32,681; insurance - $1,470.

(2)   Other Annual Compensation includes amounts paid for car allowances and for reimbursement of medical expenses.  In all cases, the amounts totaled less than the lesser of (i) 10% of each officer’s annual salary plus bonus for the respective year or (ii) $50,000.

Options Granted During Fiscal 2004

No options to purchase Vishay’s common stock were granted to either Dr. Owyang or Mr. Bacile by Vishay in the fiscal year ended December 31, 2004.

Option Exercises in Fiscal 2004 and Fiscal 2004 Year-End Values

The following table shows, as to Dr. Owyang and Mr. Bacile, information concerning the number and value of the Vishay stock options held by those persons on December 31, 2004, based on the closing price of Vishay Common Stock on December 31, 2004 of $15.02.  Neither Dr. Owyang nor Mr. Bacile exercised any options during the year ended December 31, 2004.

Name	Number of Securities Underlying Unexercised Exercisable Options	Number of Securities Underlying Unexercised Unexercisable Options	Value of Unexercised Exercisable In-the- Money Options	Value of Unexercised Unexercisable In-the- Money Options

King Owyang	65,500	37,000	$211,950	None
Nick Bacile	24,834	10,166	None	None

Compensation of Directors

Directors not affiliated with either Siliconix or Vishay are paid an annual fee of $25,000 as well as $2,500 plus out-of-pocket expenses for each Board meeting and committee meeting they attended in person and $1,000.00 for each Board and committee meeting they attended by telephone or other means of communication.  Directors who are also employees of the Company or Vishay do not receive any additional compensation for their service as directors.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors consists of Hanspeter Eberhardt, Timothy Talbert, and Thomas Wertheimer, all of whom are non-employee directors and all of whom also serve on the Audit and Nominating Committees of the Board of Directors.  Prior to the 2004 Annual Meeting of Stockholders of the Company, which was held on June 10, 2004, the Members of all three committees were Christine Heiss, Mark Segall, and Timothy Talbert.  Ms. Heiss and Mr. Segall were also non-employee directors of the Company.

Compensation Committee Report

Executive Compensation Generally

Executive compensation in 2004 was considered, approved, and ratified by the Compensation Committee.  In 2004, executives of the Company were compensated by base salary and annual cash incentives (under the Company’s Key Professional Incentive Bonus Plan), as well as other benefits generally offered to executives by large corporations, such as car allowances and reimbursement of certain expenses.  The amount paid to any participant in the Key Professional Incentive Bonus Plan was a measure of two annual performance components, (i) achievement of corporate objectives, which consisted of several components and varied by department for all participants in the Plan, and (ii) achievement of personal goals, which were unique for each individual participant.  If a target objective was not met, its contribution to the awards to be made was eliminated and the bonus pool was correspondingly reduced.

The Compensation Committee evaluated both Company and individual executive performance against the Company’s plan for the year and surveyed like industry practices at each facility location.  Performance against plan was the easiest measure to use since the Company prepares a three-year plan each year.  The general Company performance, as well as individual performance, was used to establish relative contribution for each executive.

The more difficult task in determining executive compensation was determining levels relative to like industry practices within the Northern California community.  The Company contracted with a compensation consulting firm in order to determine low, average and high compensation levels for each executive position.  These relative numbers take into account such factors as company location, company size, individual responsibilities and other executive benefits.  The consulting firm’s report included salaries, bonuses and total compensation.  This report was then used by the Compensation Committee to evaluate appropriate salary changes and bonuses for the current year.

Cash compensation has historically been the primary tool that the Company has used to attract and hold outstanding executives.  In the past, certain Siliconix executives have been granted options to purchase Vishay common stock under Vishay stock option plans.  No such options were granted, however, in 2004.  Since the Northern California community, in which most of the Company’s senior personnel are located, is very accustomed to generous stock option plans, the Board of Directors as well as the Compensation Committee determined that the Company should maintain salaries and bonuses at the upper end of community levels to permit Siliconix to retain its capable staff.  The Company’s policy has historically been to pay its senior executives cash compensation at no less than the 75th percentile of cash compensation of comparable executives in the Silicon Valley.

2004 Compensation of the President and CEO

Dr. Owyang’s base salary for 2004 was evaluated by the Compensation Committee largely in accordance with the principles described above.  The Committee felt it was appropriate to compensate Dr. Owyang at the upper end of base salary levels for Presidents and CEOs generally, based upon the report of the Company’s compensation consultants.

Dr. Owyang’s bonus under the Key Professional Incentive Bonus Plan reflected achievement of 95% of his personal goals and 93% of the corporate objectives for 2004.  His personal goals related to achievement of cost reductions, capacity planning, and development and release of new products.  His corporate goals related to achievement of specified levels of operating margin and inventory turns.  The bonus under the Plan was determined in accordance with the formula mandated thereby.

Respectfully submitted,

The Compensation Committee

          Hanspeter Eberhardt
          Timothy V. Talbert
          Thomas Wertheimer

Stock Performance Graph

The following graph shows a five-year comparison of cumulative total stockholder returns, assuming reinvestment of dividends, for the Company, the S&P 500® Index, and the S&P 500 Semiconductors Index.  The total stockholder return assumes $100 invested on December 31, 1999 in Siliconix Common Stock, the S&P 500 Index, and the S&P 500 Semiconductors Index.  Historic stock price performance is not necessarily indicative of future stock price performance, and any comparison or statement made in this analysis should not be considered a recommendation or comment relative to the purchase or sale of the Company’s stock.

Company Name/Index	1999	2000	2001	2002	2003	2004

Siliconix	$100	$51	$63	$53	$104	$83
S&P 500® Index	$100	$91	$80	$61	$78	$88
S&P 500 Semiconductors Index	$100	$78	$66	$33	$61	$49

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the amount of Common Stock of the Company beneficially owned, as of April 18, 2005, by the only persons who to the knowledge of the Company are the beneficial owners of more than 5% of the outstanding Common Stock of the Company.  Such persons have sole investment and voting power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount Beneficially Owned	Percent of Class

Vishay TEMIC Semiconductor	24,030,000	80.4%
Acquisition Holdings Corp.
63 Lincoln Highway
Malvern, PA 19355
FMR Corp.	1,651,894	5.5%
82 Devonshire Street
Boston, MA 02109

The following table shows the number and percentage of shares of Common Stock beneficially owned, as of April 18, 2005, by (i) each current director, (ii) each executive officer of the Company, and (iii) all directors and executive officers as a group.  Each person has sole investment and voting power with respect to the shares shown.

Name of Beneficial Owner	Amount Beneficially Owned	Percent of Class

Nick Bacile	45		*
King Owyang	4,261		*
Hanspeter Eberhardt	0	—
Glyndwr Smith	0	—
Timothy V. Talbert	0	—
Thomas C. Wertheimer	0	—
All directors and executive officers as a group (six persons)	4,306		*

*Less than 1%.

The Company does not have any equity compensation plans.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company maintains various agreements, transactions and relationships with Vishay.  All agreements and relationships with Vishay are reviewed and approved by the directors serving on the Siliconix Board of Directors who are not affiliated with Vishay.

Sale of Vishay Semiconductor Itzehoe GmbH

In the second half of 2003 and the first half of 2004, the Company experienced high levels of customer demand and was unable to meet this demand solely from its internal manufacturing capacity.  The Company’s manufacturing strategy is to supply approximately 80% of customer demand from internal capacity, and to rely on foundries and assembly and testing subcontractors to meet the other 20% of customer demand. This strategy enables the Company to deal with the fluctuating cycles of the semiconductor industry; however, for the years ended December 31, 2004 and 2003, the Company’s use of subcontractors was higher than its 20% guideline due to the high customer demand. Some of the subcontractors used during this period were other Vishay affiliates, including Vishay Semiconductor Itzehoe GmbH (“VSIG”).

The Company considered various options to expand its front-end manufacturing operations.  Management of the Company determined that the best alternative was to acquire VSIG and expand the production capabilities of the fabrication facility utilized by VSIG under an agreement with Fraunhofer Gesellschaft (“FHG”), an institute partially owned by the German government.

On February 1, 2005, the Board of Directors of the Company approved the acquisition by the Company of VSIG.   The acquired entity has been renamed “Siliconix Itzehoe GmbH.”  VSIG had been a wholly owned subsidiary of Vishay, and Siliconix Itzehoe GmbH is now a wholly owned subsidiary of the Company.  The purchase price of €7.5 million (approx. $10.2 million), which includes all assets and liabilities, was based on an independent appraisal performed on behalf of the Board of Directors of the Company, which approved the transaction.  On February 7, 2005, the Company publicly announced that it plans to establish 8-inch wafer production capability at the Itzehoe facility.

Sales Organizations

The Company products are sold by the Vishay worldwide sales organizations that operate as three regionally-based legal entities.  The three regions consist of North America, Europe, and Asia-Pacific.  The aim of the Vishay sales structure is to unify the activities of the member companies, provide efficiencies by eliminating the duplication of functions, and bring greater value to end customers by allowing them to deal with one entity for their active and passive electronic component purchasing needs.  Vishay sales organizations function as undisclosed agents of the Company, through commission arrangements at a fixed percentage of sales made in each region for all sales related functions, as described below.  Commission rates are set at the beginning of each year based on budgeted selling expenses expected to be incurred by the Vishay sales organizations.  The agreements between the Company and the Vishay sales organizations allow for periodic adjustment of the commission rates to account for differences between budgeted and actual selling expenses incurred.

Effective from January 2001, Vishay Americas, Inc., a wholly owned subsidiary of Vishay, entered into an agreement to purchase the Company’s accounts receivable for the North America region.  Accounts receivable ownership for North America region sales is transferred to Vishay Americas, Inc. for a purchase price equal to the gross amount of the purchased receivables multiplied by a discount rate as soon as sales invoices are generated.  The discount rate is set to reflect the assumption by Vishay Americas, Inc. of all bad debt risk and the costs of accounts receivable collection.  Vishay Americas, Inc. pays for the receivables in cash no later than the end of the month in which receivables are generated. Accounts receivable transferred to Vishay Americas, Inc. were $69.4 million and $53.7 million in 2004 and 2003, respectively.

Effective from July 2004, the Company and Vishay modified their agreement regarding collection of accounts receivable in Europe.  The amended agreement, which is similar to the arrangement for the North America region, transfers the accounts receivable ownership to Vishay Semiconductor GmbH for a purchase price equal to the gross amount of the purchased receivables multiplied by a discount rate as soon as sales invoices are generated.  The discount rate is set to reflect the assumption by Vishay Semiconductor GmbH of all bad debt risk and the costs of accounts receivable collection. Vishay Semiconductor GmbH pays for the receivables in cash no later than the end of the month in which receivables are generated.  Accounts receivable transferred to Vishay Semiconductor GmbH were $34.1 million in 2004.

In the Asia-Pacific region, Vishay receives a sales commission, but the ownership of all receivables, including bad debt risk, remains with the Company.

Discounts received by Vishay affiliates on their purchase of receivables, and commissions paid to Vishay affiliates for North America, Europe, and Asia-Pacific sales and related activities, totaled $18.4 million, $18.1 million, and $16.9 million, in 2004, 2003, and 2002, respectively.  Average discount and commission rates paid in the North America region were 7.5%, 8.5% and 7.5% in 2004, 2003, and 2002, respectively. Average discount (2004 only) and commission rates paid in the Europe region were 5.1%, 4.5% and 5.4% in 2004, 2003, and 2002, respectively.  Average commission rates paid in the Asia-Pacific region were 3.0%, 3.9% and 3.9% in 2004, 2003, and 2002, respectively.

Subcontract Manufacturing

Beginning in 2001, a wholly owned subsidiary of Vishay in Israel was engaged to provide assembly and testing subcontract services to the Company.  Subcontractor fees paid were $13.5 million in 2004, $8.9 million in 2003, and $5.0 million in 2002.

In 1996, the Company, through its affiliate in Itzehoe, Germany, entered into an agreement with FHG, for the use of the FHG wafer fabrication facility in Itzehoe, Germany until December 31, 2007.  This affiliate, renamed Vishay Semiconductor Itzehoe GmbH (“VSIG”), was acquired by Vishay concurrently with Vishay’s acquisition of its 80.4% interest in the Company in 1998. During 2004, 2003, and 2002, VSIG provided wafer fabrication subcontract services to the Company.  Subcontractor fees were $33.2 million, $28.7 million and $23.8 million, respectively.

Administrative Service Sharing Agreements

The Company and VSIG have entered into certain service sharing agreements with Vishay and certain of its affiliates.  Administrative expenses primarily relate to personnel, insurance, logistics, other overhead functions, corporate IT support, and network communications support are shared and then allocated to the appropriate party on a periodic basis.  During 2004, 2003, and 2002, related parties reimbursed the Company $2.7 million, $5.4 million, and $6.2 million, respectively, for administrative expenses incurred by the Company on their behalf.  During the same periods, the Company reimbursed related parties $13.9 million, $15.8 million, and $8.0 million, respectively, for administrative expenses incurred by related parties on the Company’s behalf.  VSIG reimbursed related parties $0.2 million in each of 2004, 2003, and 2002 for administrative expenses incurred by related parties on VSIG’s behalf.

Centralized Payment Services

Vishay maintains a centralized payment system for Asian accounts payable.  In 2003, Vishay created a centralized payment system for U.S. accounts payable and U.S. payroll.  The liabilities are recorded on the Company’s books, but are paid by Vishay.  The Company reimburses actual amounts paid by Vishay.  Amounts reimbursed by the Company were $145.0 million, $123.4 million and $108.6 million for Asian accounts payable in 2004, 2003, and 2002, respectively.  Amounts reimbursed by the Company for U.S. accounts payable were $178.9 million in 2004 and $109.8 million in 2003.  Amounts reimbursed by the Company for U.S. payroll were $54.0 million in 2004 and $59.4 million in 2003.

Additionally, in 2004 and 2003, the Company reimbursed $4.6 million and $4.4 million, respectively, of third-party warehouse costs paid by Vishay on behalf of the Company.  In prior years, these amounts were directly billed to the Company by the third-party warehouse.

Vishay’s European operations participate in a cash pooling arrangement.  All cash receipts and payments are recorded by a single European affiliate, and all other entities maintain an intercompany receivable or payable balance with that affiliate.  At December 31, 2004 and 2003, VSIG had net payables of $13.7 million and $9.6 million, respectively, to a European affiliate of Vishay under this cash pooling arrangement.  The net payable balance resulted from cash expenditures for capital equipment over several periods.  VSIG incurred interest of $0.6 million, $0.5 million, and $1.2 million for 2004, 2003, and 2002, respectively, on its outstanding cash pooling balance to an affiliate of Vishay.  Subsequent to a short transition period in 2005, VSIG’s cash pooling arrangement with Vishay’s European affiliate will be terminated and the liability outstanding under the cash pooling arrangement will be settled.

Management Fees

Management fees paid by the Company to Vishay were $2.9 million, $1.9 million, and $1.8 million, during 2004, 2003, and 2002, respectively.  These management fees are primarily related to services provided by the Vishay corporate office, including accounting matters for all SEC filings, investor relations, tax services, cash management, legal services, and the handling of insurance coverage on a global basis.  Management fees paid by VSIG to European affiliates of Vishay were $0.1 million in 2004 and $0.2 million in both 2003 and 2002.  These management fees are primarily related to services provided by Vishay’s European regional operations, including accounting, cash management, legal services, insurance, and tax services.

Sales to Affiliates of Vishay

Product sales to Vishay and its affiliates were approximately $0.8 million, $0.1 million, and $0.1 million during 2004, 2003, and 2002, respectively.

Notes Receivable

The Company had a short-term loan agreement with Vishay under which it could, from time to time, advance money to Vishay.  All notes under this loan agreement were callable by the Company at any time.  Interest income related to promissory notes was $0, $90,000, and $25,000 during 2004, 2003, and 2002, respectively.  In December 2002, the Company received a related party promissory note under the loan agreement for $75 million, which was callable by the Company at any time and bore an interest rate of 3.025%.  This promissory note was fully repaid on January 2, 2003.

In March 2003, the Company received a related party promissory note under the loan agreement for $70 million, which was callable by the Company at any time and bore an interest rate of 3.0%.  This promissory note was fully repaid on April 2, 2003.  In June 2003, the Company received a related party promissory note under the loan agreement for $70 million, which was callable by the Company at any time and bore an interest rate of 2.75%.  This promissory note was fully repaid on July 1, 2003.

This short-term loan agreement with Vishay expired on January 2, 2005.  During the period July 1, 2003 through January 2, 2005, there were no amounts outstanding related to this loan agreement.

Stock Options

The Company does not have any stock option or stock purchase plans, although options to purchase shares of common stock of Vishay have been issued to certain executive officers under the Vishay Intertechnology Stock Option Program.  No such options, however, have been granted during the years ended December 31, 2004, 2003, and 2002.

Other Matters Regarding Relationships with the Company

Since the resignation of the Company’s chief financial officer on June 16, 2000, William M. Clancy, Senior Vice President—Corporate Controller of Vishay, has been the principal accounting officer of the Company, authorized to sign documents to be filed with or furnished to the Securities and Exchange Commission by the Company.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by the Company’s Principal Accountant, Ernst & Young LLP, for audit and non-audit services rendered to the Company in 2004 and 2003.  These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees.  The nature of the services provided in each category is described following the table.

	2004	2003

Audit fees	$1,097,000	$493,000
Audit-related fees	83,000	158,000
Tax fees	40,000	8,000
All other fees	—	2,000

Total fees	$1,220,000	$661,000

Audit Fees. This category includes the audit of the Company’s annual financial statements, the audit of management’s assessment of its internal control over financial reporting, and Ernst & Young’s own audit of the Company’s internal control over financial reporting, review of financial statements included in the Company’s Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, statutory audits required by non-U.S. jurisdictions and the preparation of an annual “management letter” on internal control matters.

Audit-Related Fees.  This category consists of assurance and related services provided by Ernst & Young that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include benefit plan audits, internal control reviews, attest services that are not required by statute or regulation and consultations concerning SEC filings, financial accounting, and reporting standards.

Tax fees.  These fees generally relate primarily to tax compliance, including review and preparation of corporate tax returns, assistance with tax audits, review of the tax treatments for certain expenses, extra-territorial tax analysis, and tax due diligence relating to acquisitions.  They also include state and local tax planning and consultations with respect to various domestic and international tax matters.

All other fees. These fees generally consist of reviews for compliance with various government regulations and assessments and audits of various contractual arrangements.

All audit and non-audit services performed by Ernst & Young in 2004 were pre-approved by the Audit Committee.  In its review of non-audit services fees, the Audit Committee discussed with Ernst & Young its independence and considered, among other things, the possible effect of such non-audit services on the auditor’s independence in the conduct of its auditing functions.

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of Form 10-K

	1.	Financial Statements

The Combined Consolidated Financial Statements for the year ended December 31, 2004 were included in the Form 10-K filed on March 15, 2005. See Index to the Combined Consolidated Financial Statements on page F-1 of the Form 10-K as originally filed.

	2.	Financial Statement Schedule

		II.	Valuation and Qualifying Accounts – See page F-26 of the Form 10-K as originally filed.

All other schedules have been omitted as the required information is reported or incorporated by reference elsewhere in this annual report or is not applicable.

	3.	Exhibits

		3.1*	Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to our annual report on Form 10-K for the fiscal year ended December 31, 1990, filed on April 15, 1991.

3.2*

Certificate of Amendment of Restated Certificate of Incorporation.  Incorporated by reference to Exhibit 3.2 to our annual report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 30, 2000.

		3.3*	Bylaws. Incorporated by reference to Exhibit 3.3 to our current report on Form 8-K, filed on June 1, 2001.

		10.1*	Tax Sharing Agreement, dated March 3, 1998 between Vishay Intertechnology, Inc. and Siliconix incorporated.

		10.2*	One-Year Key Professional Incentive Bonus Plan. Incorporated by reference to Exhibit 10.2 to our annual report on Form 10-K for the fiscal year ended December 31, 1990, filed on April 15, 1991.

10.3*

Amendment No. 1 to Siliconix One-Year Key Professional Incentive Bonus Plan.  Incorporated by reference to Exhibit 10.15 to our quarterly report on Form 10-Q for the quarter ended September 28, 1997, filed on November 12, 1997.

10.4*

Amendment No. 2 to Siliconix One-Year Key Professional Incentive Bonus Plan.  Incorporated by reference to Exhibit 10.16 to our quarterly report on Form 10-Q for the quarter ended September 28, 1997, filed on November 12, 1997.

10.5*

Amended and Restated License Agreement dated April 10, 1990 between the Company and International Rectifier Corporation.  Incorporated by reference to Exhibit 10.5 to our annual report on Form 10-K for the fiscal year ended December 31, 1990, filed on April 15, 1991.

10.6*

Amendment to Amended and Restated License Agreement dated December 21, 1990 between the Company and International Rectifier Corporation.  Incorporated by reference to Exhibit 10.6 to our annual report on Form 10-K for the fiscal year ended December 31, 1990, filed on April 15, 1991.

10.7*

Intercompany Loan Agreement dated December 26, 2002 between Vishay Intertechnology, Inc., as borrower, and Siliconix incorporated, as lender.  Incorporated by reference to Exhibit 10.17 to our annual report on Form 10-K/A for the year ended December 31, 2003, filed on November 16, 2004.

10.8*

Amendment No. 1 to Intercompany Loan Agreement dated June 25, 2003 to Intercompany Loan Agreement dated December 26, 2002 between Vishay Intertechnology, Inc., as borrower, and Siliconix incorporated, as lender.  Incorporated by reference to Exhibit 10.18 to our annual report on Form 10-K/A for the year ended December 31, 2003, filed on November 16, 2004.

10.9*	Sales and Receivables Sales Agreement dated February 22, 2005 between Vishay Americas, Inc. and Siliconix Technology C.V.

10.10*	Sales and Receivables Sales Agreement dated February 22, 2005 between Vishay Semiconductor GmbH and Siliconix Technology C.V.

10.11*	Share Purchase and Assignment Agreement effective January 1, 2005 between Vishay Semiconductor GmbH and Siliconix Holding GmbH.

10.12*	Amendment to Share Purchase and Assignment Agreement dated March 8, 2005 between Vishay Semiconductor GmbH and Siliconix Holdings GmbH.

21*	Subsidiaries of the Registrant.

31.1*

Certification pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.

31.2*	Certification pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Accounting Officer.

31.3**

Certification pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.

31.4**	Certification pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Principal Accounting Officer.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President and Chief Executive Officer.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Principal Accounting Officer.

*	Previously filed as Exhibits to our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 15, 2005.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICONIX INCORPORATED

By:	/s/ KING OWYANG

King Owyang
President and Chief Executive Officer

April 22, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ KING OWYANG	President, Chief Executive	April 22, 2005
Officer and a Director
King Owyang

Principal Accounting Officer:

/s/ WILLIAM M. CLANCY	Principal Accounting Officer	April 22, 2005

William M. Clancy

Board of Directors:

/s/ GLYNDWR SMITH	Chairman of the Board of Directors	April 22, 2005

Glyndwr Smith

/s/ HANSPETER EBERHARDT	Director	April 22, 2005

Hanspeter Eberhardt

/s/ TIMOTHY V. TALBERT	Director	April 22, 2005

Timothy V. Talbert

/s/ THOMAS C. WERTHEIMER	Director	April 22, 2005

Thomas C. Wertheimer