Form 10-Q
period 2005-04-02
SILICONIX INC
filed 2005-05-10
CIK 90283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

As of May 6, 2005 registrant had 29,879,040 shares of its common stock outstanding.

SILICONIX INCORPORATED

FORM 10-Q

APRIL 2, 2005

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Siliconix incorporated
Combined Consolidated Balance Sheets
(In thousands)

	April 2, 2005	December 31, 2004

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$286,921	$305,739
Accounts receivable, net	39,130	36,553
Accounts receivable from affiliates	23,647	22,189
Inventories	74,677	69,987
Other current assets	28,225	29,577
Deferred income taxes	4,970	4,780

Total current assets	457,570	468,825

Property and equipment, at cost:
Land	1,715	1,715
Buildings and improvements	63,013	62,686
Machinery and equipment	491,279	480,488

	556,007	544,889
Less accumulated depreciation	369,576	361,654

	186,431	183,235
Goodwill	7,445	7,445
Other assets	24,439	24,197

Total assets	$675,885	$683,702

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,171	$31,668
Accounts payable to affiliates	28,528	30,743
Payable to Vishay for VSIG	—	10,200
Accrued payroll and related compensation	10,724	10,938
Other accrued liabilities	42,366	42,331

Total current liabilities	105,789	125,880

Accrued pension benefits	3,188	3,129
Deferred income taxes	12,862	12,860
Other non-current liabilities	62,935	62,228
Minority interest	3,203	3,143

Total liabilities	187,977	207,240

Commitments and contingencies
Stockholders’ equity:
Common stock	299	299
Additional paid-in-capital	54,685	54,684
Retained earnings	434,134	422,231
Accumulated other comprehensive loss	(1,210)	(752)

Total stockholders’ equity	487,908	476,462

Total liabilities and stockholders’ equity	$675,885	$683,702

See accompanying notes.

Siliconix incorporated
Combined Consolidated Statements of Operations
(In thousands, except per share)

	Fiscal quarter ended

	April 2, 2005	April 3, 2004

Net sales	$103,525	$120,667
Cost of products sold	74,471	84,855

Gross profit	29,054	35,812
Operating expenses:
Research and development	4,537	5,294
Selling, marketing, and administrative expenses:
Related parties	6,536	7,408
Other non-related parties	6,138	5,816

Total selling, marketing, and administrative expenses	12,674	13,224

Total operating expenses	17,211	18,518

Operating income	11,843	17,294
Interest income, net	1,506	463
Other income, net	1,972	291

Income before taxes and minority interest	15,321	18,048
Income tax provision	3,358	3,963
Minority interest in income of consolidated subsidiary	60	60

Net income	$11,903	$14,025

Net income per share (basic and diluted)	$0.40	$0.47
Shares used to compute net income per share	29,879	29,879

See accompanying notes.

Siliconix incorporated
Combined Consolidated Statements of Cash Flows
(In thousands)

	Three fiscal months ended

	April 2, 2005	April 3, 2004

Operating activities
Net income	$11,903	$14,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,836	11,059
Loss on disposal of property and equipment	4	3
Deferred income taxes	(188)	(27)
Other non-cash expenses	814	334
Changes in operating assets and liabilities:
Accounts receivable	(2,577)	(2,212)
Accounts receivable from affiliates	(1,458)	(457)
Inventories	(4,690)	677
Other current assets	1,534	5,121
Accounts payable	(6,097)	(10,667)
Accounts payable to affiliates	(2,215)	278
Accrued liabilities	(119)	2,334
Other	692	(110)

Net cash provided by operating activities	9,439	20,358

Investing activities
Purchase of property and equipment	(17,615)	(3,730)

Net cash used in investing activities	(17,615)	(3,730)

Financing activities
Cash paid to Vishay for VSIG	(10,200)	—
Proceeds from restricted stock	1	—

Net cash used in financing activities	(10,199)	—

Effect of exchange rate changes on cash and cash equivalents	(443)	(14)

Net (decrease) increase in cash and cash equivalents	(18,818)	16,614
Cash and cash equivalents at the beginning of period	305,739	279,465

Cash and cash equivalents at the end of period	$286,921	$296,079

See accompanying notes.

Siliconix incorporated
Notes to Combined Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited combined consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for presentation of financial position, results of operations, and cash flows required by United States generally accepted accounting principles for complete financial statements. The information furnished reflects all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair summary of the financial position, results of operations, and cash flows for the interim periods presented.  The financial statements should be read in conjunction with the financial statements and notes thereto filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  The results of operations for the fiscal quarter ended April 2, 2005 are not necessarily indicative of the results to be expected for the full year.

The Company reports interim financial information for 13-week periods beginning on a Sunday and ending on a Saturday, except for the first quarter, which always begins on January 1, and the fourth quarter, which always ends on December 31.  The four fiscal quarters in 2005 end on April 2, 2005, July 2, 2005, October 1, 2005, and December 31, 2005, respectively.  The four fiscal quarters in 2004 ended on April 3, 2004, July 3, 2004, October 2, 2004 and December 31, 2004, respectively.

The Company is engaged primarily in the design, marketing, and manufacturing of power and analog semiconductor products. The Company is organized into three operating segments, which due to their inter-dependencies, similar long-term economic characteristics, and shared production processes and distribution channels have been aggregated into one reportable segment.

Vishay Intertechnology, Inc. (“Vishay”) owns 80.4% of the Company’s outstanding common stock.  The Company maintains various agreements and relationships with Vishay, as described in Note 3 to the Company’s combined consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  Except for the acquisition of VSIG described below and Vishay’s pending tender offer to acquire the shares of Siliconix that it does not already own described in Note 2 of these combined consolidated financial statements, there were no changes to these agreements and relationships during the first fiscal quarter of 2005.

The Company does not guarantee any of Vishay’s debt.  Through April 2, 2005, the Company has not been a party to any of Vishay’s debt agreements.

On February 1, 2005, the Board of Directors of Siliconix approved the acquisition by Siliconix of Vishay Semiconductor Itzehoe GmbH (“VSIG”) from Vishay.  The acquired entity has been renamed “Siliconix Itzehoe GmbH”.   VSIG had been a wholly owned subsidiary of Vishay, and Siliconix Itzehoe GmbH is now a wholly owned subsidiary of Siliconix. This transaction has been accounted for as a merger of entities under common control and has been recorded in a manner similar to a pooling of interests.  Accordingly, the accompanying combined consolidated financial statements include the accounts of Siliconix incorporated and VSIG (collectively, the “Company”) for all periods presented.  Adjustments recorded to restate previously reported financial statements for the fiscal quarter ended April 3, 2004 consist of those necessary to include the results of VSIG and to eliminate intercompany transactions between Siliconix incorporated and VSIG.   The purchase price of $10.2 million is reflected as a payable to a related party at December 31, 2004.  This amount was paid during the first quarter of 2005.

The following table represents selected historical financial data for Siliconix incorporated and VSIG and the adjustments required to affect the merger of entities under common control similar to a pooling of interests (in thousands):

	Siliconix	VSIG	Adjustments	Consolidated

Quarter ended April 3, 2004
Net sales	$118,383	$10,309	$(8,025)	$120,667
Gross profit	35,510	302	—	35,812
Operating income	17,120	174	—	17,294
Net income	14,002	23	—	14,025

Due to the Company’s simple capital structure, basic and diluted net income per share are the same.

Note 2 – Subsequent Events: Vishay Tender Offer and Related Litigation

On March 3, 2005, Vishay announced its intention to commence a tender offer for all outstanding shares of Siliconix not owned by Vishay.   This tender offer commenced on April 12, 2005, and was subsequently amended on April 25, 2005 to increase the number of shares of Vishay common stock that would be exchanged for each share of Siliconix common stock to 3.075.

The Siliconix Board of Directors appointed a special committee of independent directors to consider and evaluate the tender offer.  On April 25, 2005, the Company announced that the Special Committee received an opinion from its financial advisor, Lehman Brothers Inc., that as of April 22, 2005 and from a financial point of view, the offer price of 3.075 shares of Vishay common stock for each outstanding share of Siliconix common stock not already owned by Vishay or its affiliates was fair to the holders of Siliconix common stock (excluding Vishay and its affiliates). The Special Committee recommended that the Siliconix minority stockholders accept Vishay’s offer. The full Siliconix Board of Directors adopted the recommendation of the Special Committee.

The Vishay tender offer is subject to the non-waivable condition that the offer be accepted by holders of a majority of the outstanding Siliconix shares not owned by Vishay.  Also, promptly if and after Vishay consummates its offer, Vishay plans to effect a merger of Siliconix with a subsidiary of Vishay in which all remaining holders of Siliconix stock who do not exercise statutory appraisal rights under Delaware law would receive the same consideration for their shares as the holders who tendered their shares received in the offer.  The offer is scheduled to expire on May 12, 2005, but may be extended by Vishay.

Following the announcement of Vishay’s intent to make this tender offer, several purported class-action complaints were filed in the Delaware Chancery Court against Vishay, Siliconix, and the Siliconix directors, alleging, among other things, that the intended offer is unfair and a breach of fiduciary duty, and seeking, among other things, to enjoin the transaction. These actions were consolidated into a single class action, and plaintiffs filed an amended complaint on April 18, 2005 further alleging that defendants failed to disclose or misrepresented material information relating to the tender offer.  On April 28, 2005, the parties to the Delaware consolidated action executed a memorandum of understanding providing for the settlement of all claims relating to the tender offer.  The proposed settlement is subject to court approval.

A single shareholder class action also was filed in California state court challenging the tender offer.  On April 26, 2005, the Santa Clara County Superior Court stayed the action pending the disposition of the Delaware cases.

Note 3 – Inventories

Inventories consisted of the following (in thousands):

	April 2, 2005	December 31, 2004

Finished goods	$22,454	$18,863
Work-in-process	44,084	40,654
Raw materials	8,139	10,470

	$74,677	$69,987

Note 4 – Contingencies

As of April 2, 2005, the Company remained a party to two environmental proceedings.

As of April 2, 2005, the Company was engaged in discussions with various parties regarding patent licensing and cross patent licensing issues.  In addition, the Company has observed that in the current semiconductor industry business environment, companies have become more aggressive in asserting and defending patent claims against competitors.  While the Company will continue to vigorously defend its intellectual property rights, the Company may become party to disputes regarding patent licensing and cross patent licensing.  An unfavorable outcome regarding one of these intellectual property matters could have a material adverse effect on the Company’s business and operating results.

In management’s opinion, based on discussion with legal counsel and other considerations, the ultimate resolution of the above-mentioned matters is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.  There have been no significant changes in regard to these matters since December 31, 2004.

Note 5 – Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Fiscal quarter ended

	April 2, 2005	April 3, 2004

Net earnings	$11,903	$14,025
Other comprehensive income (loss):
Foreign currency translation adjustment	(443)	(188)
Minimum pension liability adjustment	(15)	—

Total other comprehensive income (loss)	(458)	(188)

Comprehensive income	$11,445	$13,837

Note 6 – Other Assets and Other Non-Current Liabilities

Other assets at April 2, 2005 include the non-current portion of the prepayment to Tower Semiconductor of approximately $19.4 million, long-term software licenses of approximately $2.5 million, and other items which are individually immaterial.  Other assets at December 31, 2004 include the non-current portion of the prepayment to Tower Semiconductor of approximately $19.6 million, long-term software licenses of approximately $2.7 million, and other items which are individually immaterial.

Other non-current liabilities at April 2, 2005 and December 31, 2004 include primarily accruals related to income taxes, and other items which are individually immaterial.

Note 7 – New Accounting Pronouncements

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

In December 2004, the FASB issued Statement No. 123-R (“SFAS No. 123-R”), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, which the Company presently applies. SFAS No. 123-R will require compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements (with limited exceptions).  The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.  In April 2005, the U.S. Securities and Exchange Commission delayed the compliance date for this standard until the first fiscal year that begins after June 15, 2005.  Accordingly, Siliconix will adopt this standard effective January 1, 2006.    Siliconix does not have any stock option or stock purchase plans, although options to purchase shares of common stock of Vishay have been issued to certain executive officers under the Vishay Intertechnology Stock Option Program.   The adoption of this standard is not expected to have a material effect on the Company’s financial position, or liquidity.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.  This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The provisions of this statement are to be applied prospectively.  The adoption of this standard is not expected to have a material effect on the Company’s financial position, results of operations or liquidity.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP No. 109-2”) that provides accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004 (the “Jobs Act”), which was signed into law in October 2004. FSP No. 109-2 allows a company additional time to evaluate the effects of the Jobs Act on any plan for reinvestment or repatriation of foreign earnings, provided that appropriate disclosures are made.    At April 2, 2005, no provision had been made for U.S. federal and state income taxes on undistributed foreign earnings, which are expected to be reinvested outside of the United States indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the various foreign countries.   While the Company continues to evaluate the impact of repatriation of earnings and cash pursuant to the American Jobs Creation Act of 2004, at the present time, the Company expects its cash and profits generated by foreign subsidiaries to continue to be reinvested indefinitely.

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

Vishay Intertechnology, Inc. (“Vishay”) owns an 80.4% interest in Siliconix.  Vishay, a Fortune 1,000 company listed on the New York Stock Exchange, is one of the world’s largest manufacturers of discrete semiconductors (diodes, rectifiers, transistors, optoelectronics, and selected ICs) and passive electronic components (resistors, capacitors, inductors, and transducers).  Vishay’s components can be found in products manufactured in a very broad range of industries worldwide.  Vishay is headquartered in Malvern, Pennsylvania, and has plants in seventeen countries employing over 25,000 people.  As further described in Note 2 to our combined consolidated financial statements, on April 12, 2005, Vishay commenced a tender offer for all outstanding shares of Siliconix not owned by Vishay.

On February 1, 2005, the Board of Directors of Siliconix approved the acquisition by Siliconix of Vishay Semiconductor Itzehoe GmbH (“VSIG”) from Vishay.  The acquired entity has been renamed “Siliconix Itzehoe GmbH”.  VSIG had been a wholly owned subsidiary of Vishay, and Siliconix Itzehoe GmbH is now a wholly owned subsidiary of Siliconix. This transaction has been accounted for as a merger of entities under common control and has been recorded in a manner similar to a pooling of interests.  Accordingly, the accompanying combined consolidated financial statements and information presented in this Form 10-Q include the accounts of Siliconix incorporated and VSIG for all periods presented.  Please see Note 1 to the combined consolidated financial statements for additional information on the basis of presentation.

We manufacture power products in a Siliconix-owned Class 1 six-inch wafer fabrication facility in Santa Clara, California.  Siliconix Itzehoe GmbH also manufactures power products pursuant to an existing agreement entered into in 1996 with Fraunhofer Gesellschaft (“FHG”).  This agreement allows us to use the FHG wafer fabrication facility in Itzehoe, Germany until December 31, 2007.  We are presently negotiating the terms of an extension of this agreement, which will enable us to expand production capacity at the Itzehoe facility to enable 8-inch wafer fabrication capabilities.  Prior to our acquisition of VSIG, we subcontracted wafer fabrication through this affiliate.

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

We maintain various agreements, transactions and relationships with Vishay.  Our products are sold by the Vishay worldwide sales organizations, and our accounts receivable for the North America and Europe regions are transferred to wholly owned subsidiaries of Vishay as soon as invoices are generated.  These subsidiaries of Vishay assume all bad debt risk and pay for the receivables in cash no later than the end of the month in which the receivables are generated.  Other relationships with Vishay include administrative service sharing agreements, centralized payment services, and management fees for services provided by the Vishay corporate office.  All agreements and relationships with Vishay are reviewed and approved by the directors serving on the Siliconix Board of Directors who are not affiliated with Vishay.

Net income in the first quarter of 2005 was $11.9 million, or $0.40 per share, a decrease of 15% from net income of $14.0 million, or $0.47 per share, in the first quarter of 2004.  Net sales in the first quarter of 2005 were $103.5 million, a 14% decrease from sales of $120.7 million for the first quarter of 2004.

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

The quarter-to-quarter trends in these financial metrics can be an important indicator of the likely direction of our business. The following table shows sales, gross profit margin, end-of-period backlog, book-to-bill ratio, inventory turnover, and changes in average selling prices for our business as a whole during the five quarters beginning with the first quarter of 2004 through the first quarter of 2005 (dollars in thousands):

	1st Quarter 2004	2nd Quarter 2004	3rd Quarter 2004	4th Quarter 2004	1st Quarter 2005

Sales	$120,667	$121,960	$117,222	$106,282	$103,525
Gross profit margin	29.7%	32.6%	31.8%	25.4%	28.1%
End-of-Period Backlog	$149,800	$170,400	$132,800	$110,000	$106,700
Book-to-Bill Ratio	1.24	1.18	0.68	0.78	0.97
Inventory Turnover	5.17	5.13	4.97	4.65	4.06
Change in ASP vs. prior quarter	3.5%	-1.7%	0.8%	-5.6%	-0.7%

Orders, especially from our distribution customers, recovered in the first quarter of 2005, particularly in March, thus increasing our book-to-bill ratio to almost 1. We believe that inventory levels at distributors, which had grown significantly during the middle of 2004, have been depleted, thus necessitating new orders.  We believe that these trends of increasing orders will continue into the second quarter of 2005, yet there is significant uncertainty in the markets for our products, and our major distribution customers’ inventory policies remain very conservative.  We are hesitant to conclude that we are in the midst of a significant recovery, but we continue to believe that our three key markets, mobile phones, portable computers, and digital consumer appliances, will experience moderate growth in 2005.

The rapid price declines noted in the fourth quarter of 2004 stabilized during the first quarter of 2005.  We expect prices to be moderately lower for the remainder of 2005.

Capacity Utilization

Capacity utilization is a reflection of product demand trends.  Most of our internal product lines continue to operate near full capacity, particularly in our front-end (fabrication) operations.  Our back-end (assembly and testing) operations are running at approximately 75% to 85% of capacity.  Our back-end capacity utilization is slightly lower due to the mix of products produced during the quarter.

We have taken and will continue to take necessary steps to increase our internal capacity to accommodate increased demand.  These steps have in the past included removing production bottlenecks in our fabrication facilities and securing additional equipment to expand our back-end operations.  We believe that the first quarter of 2005 represents the bottom of the current downturn, and we are continuing our capacity expansion program according to plan so that we may better serve our customers.  Our capital expenditure budget has increased substantially as a result of our expansion program.  Capital expenditures for the Company as a whole are expected to be approximately $40 million for 2005, which primarily consists of expenditures to increase capacity, particularly front-end capacity at the Itzehoe facility.  Our present plans anticipate capital expenditures of $20 million in each of the next three years at the Itzehoe facility, to add 8-inch silicon wafer manufacturing capabilities.  We expect to be eligible to receive the benefits of grants from the government of the German state of Schleswig Holstein related to our additional investments at the Itzehoe facility.  Except for any grant monies received, this significant increase in capital expenditures required to support our expansion program is expected to be funded entirely by cash flows from operations.

Our manufacturing strategy is to supply approximately 80% of customer demand from internal capacity, with reliance on foundries and assembly and testing subcontractors to meet the remaining 20% of the demand.  Our strategy of outsourcing a portion of our manufacturing requirements enables us to deal effectively with the fluctuating cycles of the semiconductor industry.  Additionally, these capacity constraints also result in us having some ability to focus on higher-margin products in periods of high demand.  During the first quarter, our use of subcontractors was slightly higher than our goal of 20%, partially attributable to our ability to obtain some price concessions from our subcontractors in light of the market slow-down during the second half of 2004 and also partly attributable to back-end capacity constraints for certain products.

We maintain long-term foundry agreements with subcontractors to ensure access to external front-end capacity.  Subcontractor fees paid to independent foundries in the first quarter of 2005 were approximately $15.1 million, as compared to $13.8 million in the comparable prior year period.  Subcontractor fees paid to independent subcontractors for assembly and testing in the first quarter of 2005 were approximately $4.6 million, as compared to $6.5 million for the comparable prior year period.  Subcontractor fees paid to Vishay affiliates in the first quarter of 2005 were approximately $3.3 million, as compared to $3.0 million for the comparable prior year period.  Subcontractor fees paid to our affiliate VSIG have been eliminated subsequent to our acquisition of this entity and its inclusion in the combined consolidated financial statements of Siliconix as a merger of entities under common control in a manner similar to a pooling of interests.

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

Cost Management

Our cost reduction programs are designed to make better use of our existing assets and employees and include a wide range of manufacturing process efficiencies designed to reduce the unit cost of manufacturing our maturing products.  These efficiencies are gained through increased automation and changes in technology.  Additionally, we have achieved better capacity utilization from eliminating or reducing production bottlenecks, and have utilized a smaller die to incorporate more units per silicon wafer, thus reducing raw material usage.  Further, we continue to benefit from the economies of scale obtained through our agreements, transactions and relationships with Vishay, resulting in administrative and operating efficiencies.  Siliconix has also been able to leverage Vishay’s consolidated purchasing power to obtain some price concessions from Siliconix’s suppliers.

During the first quarter of 2005, we reduced our headcount by 16 persons and recorded severance charges of $0.5 million, within selling, marketing, and administrative expenses.  We continue to evaluate our cost structure to ensure we are making the best use of our available assets and employee resources compared to our revenue plan.

Results of Operations

Statement of operations captions as a percentage of net sales, and the effective tax rates, were as follows:

	Fiscal quarter ended

	April 2, 2005	April 3, 2004

Costs of products sold	71.9%	70.3%
Gross profit	28.1%	29.7%
Research and development	4.4%	4.4%
Selling, marketing, and administrative expenses	12.2%	11.0%
Operating income	11.4%	14.3%
Income before taxes and minority interest	14.8%	15.0%
Net income	11.5%	11.6%
Effective tax rate	21.9%	22.0%

Net Sales

Net sales for the first quarter of 2005 were $103.5 million as compared to $120.7 million for the comparable prior year period, a decrease of 14%.   The decrease in sales is largely attributable to reduced volumes and significantly lower average selling prices compared to the first quarter of 2004.   The decrease in average selling prices resulted in approximately $7.0 million of the decrease in sales.  The lower volumes contributed to approximately $11.0 million of the decrease in sales.  The weaker U.S. dollar against foreign currencies as compared to the first quarter of 2004 had the result of increasing reported revenues by approximately $0.8 million.

Gross Profit and Margins

Gross profit for the first quarter of 2005 decreased $6.7 million compared to the first quarter of 2004.  Gross profit as a percentage of net sales in the first quarter of 2005 was 28.1% as compared to 29.7% for the comparable prior year period. The reduction in gross margin is largely attributable to lower average selling prices, which had the impact of reducing gross margin by approximately $7.0 million versus the comparable prior year period, and decreased sales volume, which had the impact of reducing gross margin by approximately $4.2 million versus the comparable prior year period.  These impacts were partially offset by improved product mix and our continuous cost reductions, which contributed $4.5 million to gross profit for the first quarter of 2005 compared to the first quarter of 2004.

Research and Development

Research and development expenses were $4.5 million for the first quarter of 2005 as compared to $5.3 million for the comparable prior year period.  We continue our commitment to the development of new products and technologies, although our cost management programs described above also include measures to control expenditures in this area in light of current uncertain market conditions.  We introduced a total of 38 new products in the first quarter of 2005.  We continue our focus on design activity, successfully completing 307 new designs in consumer, computer, communication and automotive applications during the first quarter of 2005.

Selling, Marketing, and Administrative Expenses

Selling, marketing, and administrative expenses were $12.7 million for the first quarter of 2005, compared to $13.2 million for the comparable prior year period.  This reduction was largely attributable to lower commissions as a result of lower sales, partially offset by $0.5 million of severance charges incurred as part of our cost management programs and $0.2 million of expenses incurred related to Vishay’s tender offer.   For the first quarter of 2005, legal costs to pursue companies we believe are infringing on our intellectual property were essentially flat versus the comparable prior year period.

Our selling, marketing, and administrative expenses as a percentage of net sales were 12.2% as compared to 11.0% for the comparable prior year period.  This increase as a percentage of sales is largely attributable to lower sales, as well as the severance charges and tender offer costs.

Interest Income, Net

Interest income, net for the first quarter of 2005 was $1.5 million, compared to $0.5 million for the first quarter of 2004.  All excess cash not immediately needed to fund our operations is invested in money market funds.   The increase in interest income is attributable to higher interest rates in 2005 as compared to 2004.

Our interest income for the first quarters of 2005 and 2004 is net of interest expense of $0.2 million and $0.1 million, respectively, that our newly-acquired Itzehoe subsidiary incurred as a result of its participation in the Vishay European cash pooling arrangement.  Following a transition period after the acquisition, the outstanding balance was settled and Siliconix now provides all cash funding needed by the Itzehoe subsidiary.  We do not anticipate incurring interest expense related to Siliconix Itzehoe GmbH after this transition period.  While Siliconix Itzehoe GmbH does not maintain a material balance with the Vishay European cash pooling program, the arrangement has not been terminated pending the outcome of the Vishay tender offer.  We plan to terminate Siliconix Itzehoe GmbH’s participation in the Vishay European cash pooling program if Vishay’s tender offer is not successful.

Other Income, Net

Other income was $2.0 million for the first quarter of 2005, as compared to $0.3 million for the first quarter of 2004.   Other income for the first quarter of 2005 includes royalty income of $0.7 million as a result of settlement of a patent infringement case in the fourth quarter of 2004.  No comparable amounts were realized in the first quarter of 2004.

During the first quarter of 2005, we had foreign currency gains of $1.3 million, as compared to essentially flat foreign currency effects during the first quarter of 2004.

Income Taxes

Our effective tax rate was 21.9% for the first quarter of 2005, compared to 22.0% for the first quarter of 2004.   We continue to benefit from favorable tax rates due to our foreign operations.

Financial Condition, Liquidity, and Capital Resources

Cash and cash equivalents were $286.9 million as of April 2, 2005, compared to $305.7 million as of December 31, 2004.  The decrease was primarily due to the purchase of VSIG and the subsequent repayment of VSIG’s cash pooling balance.  Substantially all of the cash balance as of April 2, 2005 was invested in foreign money market accounts.  Our cash and profits generated by foreign subsidiaries are expected to be reinvested indefinitely.  Under U.S. tax law, any repatriation of earnings and cash back to the United States would be deemed to be a dividend and would be subject to U.S. income taxes, state income taxes, and foreign withholding taxes.  We continue to evaluate the impact of repatriation of earnings and cash pursuant to the American Jobs Creation Act of 2004, which was signed into law in October 2004.  At the present time, we expect our cash and profits generated by foreign subsidiaries to continue to be reinvested indefinitely.

Our financial condition at April 2, 2005 continues to be strong, with a current ratio (current assets to current liabilities) of 4.3 to 1, compared to a ratio of 3.7 to 1 at December 31, 2004.  Our ratio of liabilities to total assets was 0.28 to 1 at April 2, 2005, as compared to 0.30 to 1 at December 31, 2004.  The improvement of these ratios in 2005 is attributable to the payment to Vishay of the VSIG purchase price and the settlement of the VSIG cash pooling balance, both of which were recorded in current liabilities at December 31, 2004.

Cash flows from operations were $9.4 million for the first fiscal quarter of 2005, as compared to $20.4 million for the comparable prior year period.  The decrease is primarily attributable to lower net income and changes in working capital. The principal changes in working capital during the first quarter included a planned inventory build, as well as an increase in accounts receivable and a decrease in accounts payable attributable to the timing of payments.  Additionally, the settlement of VSIG’s balance under the Vishay European cash pooling arrangement also resulted in a decrease in cash flows from operations.

Cash used in investing activities was $17.6 million for the first fiscal quarter of 2005, as compared to $3.7 million for the comparable prior year period.  All of these amounts represent cash paid for property and equipment as part of our expansion plans.  Capital expenditures for the Company as a whole are expected to be approximately $40 million for 2005, which primarily consists of expenditures to increase capacity, particularly front-end capacity at the Itzehoe facility.  Our present plans anticipate capital expenditures of $20 million in each of the next three years at the Itzehoe facility.  This significant increase in capital expenditures required to support our expansion program is expected to be funded entirely by cash flows from operations or government grants.  For additional information on our capital expansion plans, see “Capacity Utilization” above.

Cash used in financing activities for the first fiscal quarter of 2005 represents principally the payment of the purchase price to Vishay for our acquisition of VSIG.  While this transaction does represent a significant investment to Siliconix, this cash flow is presented as a financing cash flow pursuant to U.S. generally accepted accounting principles because it represents a payment to our majority shareholder which is not part of the normal operations of the company.

For the next twelve months, management expects that cash flows from operations will be sufficient to meet our normal operating requirements and to fund our research and development and capital expenditure plans.

Recent Accounting Pronouncements

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

In December 2004, the FASB issued Statement No. 123-R (“SFAS No. 123-R”), Share-Based Payment. This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, which the Company presently applies. SFAS No. 123-R will require compensation costs related to share-based payment transactions to be recognized in the consolidated financial statements (with limited exceptions).  The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. In April 2005, the U.S. Securities and Exchange Commission delayed the compliance date for this standard until the first fiscal year that begins after June 15, 2005.   Accordingly, Siliconix will adopt this standard effective January 1, 2006. Siliconix does not have any stock option or stock purchase plans, although options to purchase shares of common stock of Vishay have been issued to certain executive officers under the Vishay Intertechnology Stock Option Program.   The adoption of this standard is not expected to have a material effect on our financial position, or liquidity.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.  This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The provisions of this statement are to be applied prospectively.  The adoption of this standard is not expected to have a material effect on our financial position, results of operations or liquidity.

Safe Harbor Statement

Statements contained herein that relate to our future performance and outlook, including, without limitation, statements with respect to our anticipated results of operations or level of business for 2005 or any other future period, including anticipated business improvements, synergies and cost savings, and expected or perceived improvements in the economy and the electronic component industry generally, are forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on current expectations only, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the factors that could cause actual results to materially differ include: changes in the demand for, or in the mix of, our products and services; business and economic trends in general or in the specific markets where we sell the bulk of our products; competitive pricing and other competitive pressures; cancellation of a material portion of the orders in our backlog; difficulties in expansion and/or new product development, including capacity constraints and skilled personnel shortages; changes in laws, including trade restrictions or prohibitions; currency exchange rate fluctuations; labor unrest or strikes; capacity constraints and the ability to respond quickly and efficiently to changing patterns of demand; and such other factors affecting our operations, markets, products, services and prices as are set forth in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 15, 2005, as amended by our Form 10-K/A filed with the SEC on April 22, 2005.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risks associated with interest rate movements, currency rate movements on non-U.S. dollar denominated assets and liabilities, and collectibility of accounts receivable.  Due to the short-term nature of our investment portfolio, an immediate ten percent increase in interest rates will not have a material effect on our near-term financial condition or results of operations.  We do not use derivative financial instruments for trading or speculative purposes.  We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.  No derivative financial instruments were utilized to hedge these exposures during the quarter ended April 2, 2005.

Item 4.	Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Principal Accounting Officer (PAO), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and PAO concluded that our disclosure controls and procedures are effective as of the end of the first quarter of 2005, including for purposes of ensuring that all material information required to be filed in this report has been made known to our management, including the CEO and PAO, in a timely fashion.

There has not been any change in our internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Shareholder Matters

Brooks (formerly Proctor) Litigation

In January 2005, a complaint was filed on behalf of all non-Vishay shareholders of Siliconix against Vishay, Ernst & Young LLP (the independent registered public accounting firm that audits the Company’s financial statements), and Dr. Felix Zandman (Chairman and Chief Technical and Business Development Officer of Vishay). Siliconix was sued as a nominal defendant. The lawsuit asserts a derivative claim for breach of fiduciary duty and waste of corporate assets based on Vishay’s alleged misappropriation of Siliconix’s sales subsidiaries and the profits of those subsidiaries; misuse of Siliconix’s assets as security for Vishay’s loans; misappropriation of Siliconix’s SAP software system; misappropriation of Siliconix’s identity; misappropriation of testing equipment; and misuse of Siliconix patents.  The plaintiffs also allege that defendants breached fiduciary duties owed to class members based on these same alleged acts of wrongdoing.

On April 1, 2005, Vishay (i) demurred to the shareholder class action claim on the grounds that plaintiffs lack standing to bring a direct claim for breach of fiduciary duty based on alleged harms to Siliconix; (ii) moved to strike allegations relating to events that occurred outside the limitations period; and (iii) moved to dismiss the complaint on the grounds that plaintiffs failed to diligently prosecute their claims by failing to serve their complaint for over two years. Ernst & Young also demurred to plaintiff’s complaint on the grounds that it did not owe a fiduciary duty to shareholders and further that plaintiffs had failed to establish demand futility with respect to their derivative claim.  Ernst & Young moved, in the alternative, to compel arbitration pursuant to its engagement letter with Siliconix.

Tender Offer Litigation

As further described in Note 2 to our combined consolidated financial statements, on March 3, 2005, Vishay announced its intention to commence a tender offer for all outstanding shares of Siliconix not owned by Vishay.  Following this announcement by Vishay, several purported class-action complaints were filed in the Delaware Chancery Court against Vishay, Siliconix, and the Siliconix directors, alleging, among other things, that the intended offer is unfair and a breach of fiduciary duty, and seeking, among other things, to enjoin the transaction.  These actions were consolidated into a single class action, and plaintiffs filed an amended complaint on April 18, 2005 further alleging that defendants failed to disclose or misrepresented material information relating to the tender offer.  On April 28, 2005, the parties to the Delaware consolidated action executed a memorandum of understanding providing for the settlement of all claims relating to the tender offer.  The proposed settlement is subject to court approval.

A single shareholder class action also was filed in California state court challenging the tender offer.  On April 26, 2005, the Santa Clara County Superior Court stayed the action pending the disposition of the Delaware cases.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

	(a)	Exhibits:

31.1

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
Date: May 10, 2005